Form 10-Q
period 1996-03-31
IROQUOIS BANCORP INC
filed 1996-05-13
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
    X
   ---   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1996
                  ----------------

                                    OR

  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________


                  Commission File Number  0-18301
                                          -------

                      IROQUOIS BANCORP, INC.
                      ----------------------
       (Exact name of Registrant as specified in its charter)

          NEW YORK                               16-1351101
          --------                               ----------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)

  115 Genesee Street, Auburn, New York             13021
  ------------------------------------             -----
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (315) 252-9521
                                                   --------------

____________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---    ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,348,711 shares of common
                                                  ---------
stock on March 31, 1996.

                               INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995................    3

         Condensed Consolidated Statements of Income -
         Three Months Ended March 31, 1996 and 1995..........    4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1996 and 1995..........  5-6

         Notes to Condensed Consolidated Financial
         Statements..........................................  7-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....... 9-10


PART II  OTHER INFORMATION...................................   11

SIGNATURES...................................................   12

Exhibit Index................................................   13



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   March 31,  December 31,
                                                      1996         1995
                                                  ------------  -----------
ASSETS
Cash and due from banks                              $  9,217     $  9,290
Federal funds sold and interest-
  bearing deposits with other
  financial institutions                                3,900        3,100
Securities available for sale                          39,503       39,383
Securities held to maturity                            50,796       44,722
Loans receivable                                      332,744      329,087
  Less allowance for loan losses                        3,327        3,380
                                                     --------     --------
    Loans receivable, net                             329,417      325,707
Premises and equipment, net                             6,624        6,623
Federal Home Loan Bank stock, at cost                   2,247        2,194
Accrued interest receivable                             3,494        3,591
Other assets                                            5,862        3,193
                                                     --------     --------
TOTAL ASSETS                                          451,060      437,803
                                                     ========     ========

LIABILITIES
Savings and time deposits                            $357,856     $354,655
Demand deposits                                        14,749       14,446
Borrowings                                             43,104       35,250
Accrued expenses and other liabilities                  2,912        1,606
                                                     --------     --------
  Total Liabilities                                  $418,621     $405,957
                                                     --------     --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 31,142 and 31,555 shares
   issued and outstanding in March 1996
   and December 1995 respectively,
   liquidation value $3,114,000                            31           31
  Series B - 19,153 and 19,183 shares
   issued and outstanding in March 1996
   and December 1995 respectively,
   liquidation value $1,915,000.                           19           19
Common Stock $1.00 par value; 3,000,000 shares
  authorized; 2,348,711 and 2,339,422 shares
  issued and outstanding at March 31, 1996
  and December 31, 1995, respectively                   2,349        2,339
Additional paid-in capital                             13,297       13,230
Retained earnings                                      17,365       16,679
Net unrealized gain(loss) on securities
  available for sale                                      (16)         170
Unallocated shares of Stock Ownership Plans              (606)        (622)
                                                     --------     --------
  Total Shareholders' Equity                           32,439       31,846
                                                     --------     --------
Total Liabilities and Shareholders' Equity           $451,060     $437,803
                                                     ========     ========

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three months ended
                                                   March 31,
                                                1996       1995
                                             ----------  ---------

Interest Income:
Loans                                           $ 7,110     6,883
Securities                                        1,372     1,273
Other                                                36        43
                                                 ------     -----
                                                  8,518     8,199
                                                 ------     -----
Interest Expense:
Deposits                                          3,535     3,086
Borrowings                                          540       520
                                                 ------     -----
                                                  4,075     3,606
                                                 ------     -----
  Net Interest Income                             4,443     4,593

Provision for loan losses                           296       242
                                                 ------     -----
Net Interest Income after Provision
  for Loan Losses                                 4,147     4,351
                                                 ------     -----
Other Income:
Service charges, commissions and fees               551       527
Net gain (loss) on sales of securities
  and loans                                           2       (54)
Other                                                34        44
                                                 ------     -----
  Total Non-Interest Income                         587       517
                                                 ------     -----
Other Expenses:
Salaries and employee benefits                    1,583     1,601
Occupancy and equipment expenses                    412       422
Computer and product service fees                   221       204
Promotion and marketing expenses                     82        54
Deposit insurance                                    50       205
Other                                               754       857
                                                 ------     -----
  Total Non-Interest Expenses                     3,102     3,343
                                                 ------     -----
Income before income taxes and
  cumulative effect of a change in
  accounting principle                            1,632     1,525
Income taxes                                        640       619
                                                 ------     -----

Net Income                                       $  992       906
Preferred Stock Dividend                            118       107
                                                 ------     -----
Net income attributable to common stock          $  874       799
                                                 ======     =====

Net income                                         $.38       .35
                                                 ======     =====

Cash dividends declared                            $.08       .07


See accompanying notes to condensed consolidated financial statements.


                                      (4)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                  Three months ended
                                                      March 31,
                                                   1996       1995
                                                 ---------  ---------
  Cash flows from operating activities:
  Net income                                     $    992        906
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization expense,
    provision for loan losses, deferred
    taxes and other                                   329        214
  Net (gain) loss on sale of securities
    and loans                                          (2)        54
  Increase (decrease) in accrued interest
    receivable and other assets                      (120)      (412)
  Increase (decrease) in accrued expenses
    and other liabilities                           1,259         65
                                                 --------    -------
  Net cash provided by operating activities         2,458        827
                                                 --------    -------
  Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                           --      4,972
  Proceeds from maturities and redemptions
    of securities available for sale                2,177      1,000
  Proceeds from maturities and redemptions
    of securities held to maturity                  2,216      2,249
  Purchases of securities available for sale       (3,633)    (4,922)
  Purchases of securities held to maturity         (7,324)    (3,565)
  Loans made to customers net of principal
    payments received                              (4,631)      (654)
  Proceeds from sales of loans                        976        912
  Capital expenditures                               (154)      (117)
  Purchase of FHLB stock                              (53)      (112)
  Other - net                                      (2,435)       994
                                                 --------    -------
  Net cash provided (used) by investing
    activities                                    (12,861)       757
                                                 --------    -------
  Cash flows from financing activities:
  Net increase (decrease) in savings
    accounts and demand deposits                    4,302    (15,396)
  Net increase (decrease) in time deposits           (798)    17,423
  Net increase (decrease) in borrowings
    and other liabilities                           7,854     (3,382)
  Proceeds from issuance of Common stock              101         --
  Dividends paid                                     (305)      (268)
  Redemption of Preferred stock                       (24)       (10)
                                                 --------    -------
  Net cash provided (used) by financing
    activities                                     11,130     (1,633)
                                                 --------    -------



                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                 Three months ended
                                                      March 31,
                                                   1996      1995
                                                 --------  ---------

  Net increase (decrease) in cash and
    cash equivalents                              $   727       (49)
  Cash and cash equivalents at beginning of
    period                                         12,390    10,429
                                                  -------    ------
  Cash and cash equivalents at end of period       13,117    10,380
                                                  -------    ------

  Supplemental disclosures of cash flow

    information:
  Cash paid during the period for:
      Interest                                      3,936     3,523
      Income taxes                                    274       330

  Supplemental schedule of non-cash investing
    activities:
  Loans to facilitate the sale of ORE                  40        21
  Additions to other real estate                      707       187




  See accompanying notes to condensed consolidated financial statements.



                                      (6)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



  1)   Financial Statements
       --------------------

       The interim financial statements contained herein are unaudited, but in the opinion of management of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for these periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year.


  2)   Earnings Per Share
       ------------------

       Net income per common share for 1996 and 1995 was calculated for the respective periods by dividing net income applicable to common shares of $874,000 in 1996 and $799,000 in 1995 by the weighted average number of shares outstanding of 2,314,374 in 1996 and 2,293,520 in 1995. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.


  3)   Stock Dividend
       --------------

       In July 1995, the Corporation declared a two-for-one stock split, effected by means of a stock dividend paid on August 31, 1995. All share and per share data included in the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.


  4)   Other Accounting Issues
       -----------------------

       On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights" on a prospective basis. SFAS 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on the Company's financial condition or results of operations.



                                      (7)

       On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principals Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share, as if a fair value based method had been applied for each period in which a complete set of financial statements are presented.



                                      (8)

                             IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS
  ---------------------

  Three months ended March 31, 1996 compared to March 31, 1995
  ------------------------------------------------------------

  Net income for the three months ended March 31, 1996 was $992,000, or $.38 per share, compared to net income of $906,000, or $.35 per share, for the three months ended March 31, 1995. Net interest income was $4,443,000 for the first quarter of 1996, compared to $4,593,000 for the same period in 1995. Net interest rate spread was 4.03% for the three months ended March 31, 1996, compared to 4.28% for the same period in 1995.

  Total interest income increased to $8,518,000 from $8,199,000 for the same period in 1995. The increase is primarily a result of the increase in the average balance of earning assets as the yield increased only slightly to 8.12% in the first quarter of 1996 from 8.11% in 1995. Total interest expense increased $469,000, or 13.02%, for the three months ended March 31, 1996, from the same period in 1995. The increase in interest expense was a result of an increase in the average cost of interest-bearing liabilities to 4.09% in 1996 from 3.83% in 1995. This primarily reflects the higher cost of funds due to the migration of lower costing transactional accounts back to higher costing time deposits during the last three quarters of 1995, and the higher level of borrowings.

  Total other income increased $14,200, or 2.5%, in the first quarter of 1996, compared to the same period in 1995. The increase is primarily due to the increase in trust services and fees associated with the Bank's brokerage services.

  Total other expenses decreased $241,400 or 7.2%, in the first quarter of 1996, compared to the same period in 1995. The decline in other expense reflects the results of cost control initiatives, implemented in 1995 as well as a reduction in FDIC insurance premiums for Cayuga Savings Bank during the third quarter of 1995.

  The provision for income taxes for the three months ended March 31, 1996 was $640,000, compared to $619,300 for the same period in 1995.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  ----------------------------------------------------

  Consolidated assets were $451.1 million at March 31, 1996, compared to $437.8 million at December 31, 1995. Net loans receivable were


                                      (9)

  $329.4 million at March 31, 1996, compared to $325.7 million at year end 1995. The growth in lending was primarily in residential mortgage loans and commercial loans. Residential mortgage loans increased $1.6 million or 1.0% while commercial loans increased $1.2 million or 3.2%. Securities increased $6.2 million or 7.4% from $89.4 million at December 31, 1995 to $96.4 million at March 31, 1996.

  The allowance for loan losses at March 31, 1996, was $3,327,000, or 1.00% of total loans, compared to $3,380,000, or 1.03%, at December 31, 1995. Non-performing assets were 1.37% of total assets at March 31, 1996, compared to 1.21% of total assets at December 31, 1995. The increase in non-performing assets is primarily due to increases in Other Real Estate (ORE) acquired by foreclosure and an increase in commercial mortgage loans currently under the process of workout and on a non-accrual status. Approximately $1.6 million of the non-performing loans at March 31, 1996 were subsequently paid in full or brought current.

  Total deposits increased $3.5 million, from $369.1 million at December 31, 1995, to $372.6 million at March 31, 1996. Growth during the quarter was in savings and money market accounts which increased a combined $5.0 million while demand deposit accounts decreased by a combined $3.8 million. Time deposit balances remained constant at $177.4 million at March 31, 1996, compared to $178.2 million at December 31, 1995. During the first quarter of 1996, $39 million of time deposits matured with the banks retaining over 95% of those maturities. Borrowings increased $7.9 million, from $35.2 million at December 31, 1995 to $43.1 million at March 31, 1996. Term advances at the Federal Home Loan Bank increased $6.0 million while draws against overnight lines of credit increased $1.9 million. Additional borrowings were primarily utilized to fund additions to the securities portfolio in anticipation of funds to be received from Cayuga's acquisition of three OnBank & Trust Co. branches during the second quarter.

  At March 31, 1996, the Company had total shareholders' equity of $32.4 million, with an average equity to average assets ratio of 7.26%. The subsidiaries of Iroquois Bancorp, Inc. are each required to meet the capital requirements established by their respective federal regulatory agency. Cayuga Savings Bank, insured under the FDIC's Bank Insurance Fund (BIF) and subject to FDIC capital regulations, had a core capital ratio of 7.67% and a risk-based capital ratio of 12.43%. The Homestead Savings (FA), which is insured under the FDIC's Savings Association Insurance Fund (SAIF), and subject to the Office of Thrift Supervision (OTS) capital regulations, had tangible and core capital ratios of 5.60% and a risk-based capital ratio of 10.25%. The capital ratios of these subsidiaries all exceed the current minimum regulatory requirements.

  At March 31, 1996, the Company held short-term liquid assets including investments held as available for sale of $44.7 million, or 9.9% of total assets. The Company considers its current liquidity and additional sources of funds sufficient and within an acceptable range.

                                      (10)

                          IROQUOIS BANCORP, INC.
                      AND CONSOLIDATED SUBSIDIARIES

                       PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings - None

  Item 2.   Changes in Securities - None

  Item 3.   Defaults upon Senior Securities - None

  Item 4.   Submission of Matters to a Vote of Security Holders - None

  Item 5.   Other Information

            During the quarter, Cayuga Savings Bank received approval from state and federal regulatory agencies to acquire three OnBank & Trust Company branches with deposits in excess of $46 million. The acquisition will be completed during the second quarter.

  Item 6.   Exhibits and Reports on Form 8-K

            Exhibit 10.8 - Stock Purchase Incentive Program, as Amended.

            Exhibit 10.10.1 - Amendment to Chairman's Supplemental Retirement Plan and Trust Agreement.







                                      (11)

                        IROQUOIS BANCORP, INC.
                    AND CONSOLIDATED SUBSIDIARIES



                              SIGNATURE
                              ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Iroquois Bancorp, Inc.
                                        (Registrant)


  Date:    May 10, 1996                  /s/ Richard D. Callahan
                                       -----------------------------
                                        Richard D. Callahan
                                        President & CEO



  Date:    May 10, 1996                 /s/ Marianne R. O'Connor
                                       ----------------------------
                                        Marianne R. O'Connor
                                        Treasurer & CFO



                                      (12)

                                 EXHIBIT INDEX
                                 -------------


  Exhibit 10.8        Stock Purchase Incentive Program, as Amended.

  Exhibit 10.10.1 Amendment to Chairman's Supplemental Retirement Plan and Trust Agreement.



                                      (13)