Form 10-Q
period 1996-06-30
IROQUOIS BANCORP INC
filed 1996-08-07
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1996
                  ---------------

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,564 shares of common
                                                  ---------
stock on June 30, 1996.

                               INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         June 30, 1996 and December 31, 1995...................  3

         Condensed Consolidated Statements of Income -
         Three Months Ended June 30, 1996 and 1995.............  4

         Condensed Consolidated Statements of Income -
         Six Months Ended June 30, 1996 and 1995...............  5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995............... 6-7

         Notes to Condensed Consolidated Financial
         Statements............................................ 8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........10-13


PART II  OTHER INFORMATION.....................................14-15

SIGNATURES.....................................................  16



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   June 30,  December 31,
                                                     1996         1995
                                                  ------------------------
ASSETS
Cash and due from banks                             $ 10,326     $  9,290
Federal funds sold and interest-bearing
  deposits with other financial institutions             700        3,100
Securities available for sale                         40,640       39,383
Securities held to maturity                           54,029       44,722
Loans receivable                                     347,995      329,087
  Less allowance for loan losses                       3,236        3,380
                                                    ---------------------
    Loans receivable, net                            344,759      325,707
Premises and equipment, net                            7,122        6,623
Federal Home Loan Bank stock, at cost                  2,239        2,194
Accrued interest receivable                            3,658        3,591
Other assets                                           7,237        3,193
- -------------------------------------------------------------------------
TOTAL ASSETS                                         470,710      437,803
=========================================================================

LIABILITIES
Savings and time deposits                           $390,805     $354,655
Demand deposits                                       21,708       14,446
Borrowings                                            22,601       35,250
Accrued expenses and other liabilities                 2,312        1,606
- -------------------------------------------------------------------------
  Total Liabilities                                 $437,426     $405,957
- -------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 31,092 and 31,355 shares
   issued and outstanding in June 1996
   and December 1995 respectively,
   liquidation value $3,114,000                           31           31
  Series B - 19,143 and 19,183 shares
   issued and outstanding in June 1996
   and December 1995 respectively,
   liquidation value $1,915,000.                          19           19
Common Stock $1.00 par value; 3,000,000 shares
  authorized; 2,356,564 and 2,339,422 shares
  issued and outstanding at June 30, 1996
  and December 31, 1995, respectively                  2,357        2,339
Additional paid-in capital                            13,365       13,230
Retained earnings                                     18,219       16,679
Net unrealized gain(loss) on securities
  available for sale                                    (101)         170
Unallocated shares of Stock Ownership Plans             (606)        (622)
- -------------------------------------------------------------------------
  Total Shareholders' Equity                          33,284       31,846
- -------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity          $470,710     $437,803
=========================================================================

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three months ended
                                                   June 30,
                                                1996       1995
                                             --------------------

Interest Income:
Loans                                           $ 7,400     7,004
Securities                                        1,551     1,327
Other                                                35        43
- -----------------------------------------------------------------
                                                  8,986     8,374
- -----------------------------------------------------------------
Interest Expense:
Deposits                                          3,695     3,478
Borrowings                                          416       428
- -----------------------------------------------------------------
                                                  4,111     3,906
- -----------------------------------------------------------------
  Net Interest Income                             4,875     4,468

Provision for loan losses                           446       224
- -----------------------------------------------------------------
Net Interest Income after Provision
  for Loan Losses                                 4,429     4,244
- -----------------------------------------------------------------
Other Income:
Service charges, commissions and fees               656       579
Net gain (loss) on sales of securities
  and loans                                          (1)       36
Other                                                36        57
- -----------------------------------------------------------------
  Total Non-Interest Income                         691       672
- -----------------------------------------------------------------
Other Expenses:
Salaries and employee benefits                    1,666     1,493
Occupancy and equipment expenses                    421       417
Computer and product service fees                   269       244
Promotion and marketing expenses                     91        62
Deposit insurance                                    49       205
Other                                               736       616
- -----------------------------------------------------------------
  Total Non-Interest Expenses                     3,232     3,037
- -----------------------------------------------------------------
Income before income taxes and
  cumulative effect of a change in
  accounting principle                            1,888     1,879
Income taxes                                        737       741
- -----------------------------------------------------------------

Net Income                                       $1,151     1,138
Preferred Stock Dividend                            111       122
- -----------------------------------------------------------------
Net income attributable to common stock          $1,040     1,016
=================================================================

Net income                                       $  .45       .44
=================================================================

Cash dividends declared                          $  .08       .07

See accompanying notes to condensed consolidated financial statements.


                                      (4)

 IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Six months ended
                                                  June 30,
                                                1996      1995
                                             -------------------

Interest Income:
Loans                                           $14,510  13,887
Securities                                        2,923   2,600
Other                                                71      86
- ---------------------------------------------------------------
                                                 17,504  16,573
- ---------------------------------------------------------------
Interest Expense:
Deposits                                          7,230   6,564
Borrowings                                          956     948
- ---------------------------------------------------------------
                                                  8,186   7,512
- ---------------------------------------------------------------
  Net Interest Income                             9,318   9,061

Provision for loan losses                           742     466
- ---------------------------------------------------------------
Net Interest Income after Provision
  for Loan Losses                                 8,576   8,595
- ---------------------------------------------------------------
Other Income:
Service charges, commissions and fees             1,207   1,106
Net gain (loss) on sales of securities
  and loans                                           1     (18)
Other                                                70     101
- ---------------------------------------------------------------
  Total Non-Interest Income                       1,278   1,189
- ---------------------------------------------------------------
Other Expenses:
Salaries and employee benefits                    3,249   3,094
Occupancy and equipment expenses                    833     839
Computer and product service fees                   490     421
Promotion and marketing expenses                    173     116
Deposit insurance                                    99     410
Other                                             1,490   1,500
- ---------------------------------------------------------------
  Total Non-Interest Expenses                     6,334   6,380
- ---------------------------------------------------------------
Income before income taxes and
  cumulative effect of a change in
  accounting principle                            3,520   3,404
Income taxes                                      1,377   1,360
- ---------------------------------------------------------------

Net Income                                      $ 2,143   2,044
Preferred Stock Dividend                            229     229
- ---------------------------------------------------------------
Net income attributable to common stock         $ 1,914   1,815
===============================================================

Net income                                      $   .83     .79
===============================================================

Cash dividends declared                         $   .16     .14

See accompanying notes to condensed consolidated financial statements.


                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                  Six months ended
                                                      June 30,
                                                   1996       1995
                                                 -------------------
  Cash flows from operating activities:
  Net income                                     $  2,143     2,044
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization expense,
    provision for loan losses, deferred
    taxes and other                                   833       664
  Net (gain) loss on sale of securities
    and loans                                          (1)       18
  (Decrease) in accrued interest receivable
    and other assets                                 (225)     (441)
  Increase (decrease) in accrued expenses
    and other liabilities                             710       801
- -------------------------------------------------------------------
  Net cash provided by operating activities         3,460     3,086
- -------------------------------------------------------------------
  Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                        1,502     4,972
  Proceeds from sales of securities held to
    maturity                                           --     3,042
  Proceeds from maturities and redemptions
    of securities available for sale                2,870     1,500
  Proceeds from maturities and redemptions
    of securities held to maturity                  5,601     7,678
  Purchases of securities available for sale       (5,322)   (6,982)
  Purchases of securities held to maturity        (15,791)   (6,908)
  Loans made to customers net of principal
    payments received                             (20,645)   (4,210)
  Proceeds from sales of loans                      1,738     1,745
  Capital expenditures                               (645)     (243)
  Purchase of FHLB stock                              (45)     (112)
  Other - net                                      (4,400)      775
- -------------------------------------------------------------------
  Net cash provided (used) by investing
    activities                                    (35,137)    1,257
- -------------------------------------------------------------------
  Cash flows from financing activities:
  Net increase (decrease) in savings
    accounts and demand deposits                   33,585   (16,054)
  Net increase in time deposits                     9,827    27,776
  Net (decrease) in borrowings and other
    liabilities                                   (12,650)   (8,271)
  Proceeds from issuance of Common stock              183        14
  Dividends paid                                     (602)     (550)
  Redemption of Preferred stock                       (30)      (54)
- -------------------------------------------------------------------
  Net cash provided (used) by financing
    activities                                     30,313     2,861
- -------------------------------------------------------------------



                                      (6)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                 Six months ended
                                                     June 30,
                                                   1996      1995
                                                 -----------------

  Net increase (decrease) in cash and
    cash equivalents                              $(1,364)   7,204
  Cash and cash equivalents at beginning of
    period                                         12,390   10,429
- ------------------------------------------------------------------
  Cash and cash equivalents at end of period       11,026   17,633
- ------------------------------------------------------------------

  Supplemental disclosures of cash flow
    information:
  Cash paid during the period for:
      Interest                                      8,120    7,430
      Income taxes                                  1,329    1,244

  Supplemental schedule of non-cash investing
    activities:
  Loans to facilitate the sale of ORE                  99       --
  Additions to other real estate                    1,150      254




  See accompanying notes to condensed consolidated financial statements.



                                      (7)

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


  2)   Earnings Per Share
       ------------------

       Net income per common share for 1996 and 1995 was calculated for the respective periods by dividing net income applicable to common shares of $1,914,000 in 1996 and $1,815,000 in 1995 by the weighted average number of shares outstanding of 2,318,518 in 1996 and 2,294,906 in 1995. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.


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



                                      (8)

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



                                      (9)

                             IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS
  ---------------------

  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995
  ----------------------------------------------------------

  Net income for the three months ended June 30, 1996 was $1.2 million, or $.45 per share, compared to net income of $1.1 million, or $.44 per share, for the three months ended June 30, 1995. Net interest income was $4.9 million the second quarter of 1996 compared to $4.5 million for the second quarter of 1995. The net interest spread improved to 4.28% for the quarter ending June 30, 1996 compared to 4.26% for the year earlier quarter. The yield on assets for the second quarter of 1996 declined nine basis points to 8.11% while the cost of liabilities declined 11 basis points to 3.82%, compared to the same period in 1995.

  The increase in net interest income was attributable primarily to the increase in average earning assets, both loans and securities, from $408.7 million for the quarter ended June 30, 1995 to $443.2 million for the quarter ended June 30, 1996. Interest income increased from $8.4 million in 1995 to $9.0 million in 1996. Interest-bearing liabilities also increased from $393.2 million in the second quarter of 1995 to $429.2 million for the second quarter of 1996. Interest expense increased from $3.9 million in 1995 to $4.1 million in 1996. The increase in liabilities reflects the acquisition of $46.7 million of deposits in the purchase of three branches from OnBank and Trust Company during the second quarter of 1996.

  The loan loss provision increased from $224,000 for the second quarter of 1995 to $446,000 for the second quarter of 1996. The ratio of non-performing loans to total loans decreased from 1.21% at June 30, 1995 to 1.20% at June 30, 1996. The ratio of non-performing assets to total assets increased from .98% at June 30, 1995 to 1.17% at June 30, 1996.

  Total non-interest income increased $56,000 for the second quarter compared to the same period in 1995. The increase was primarily due to additional fees from brokerage and trust services as well as deposit service charges on the additional deposits acquired in the branch acquisition.

  Total non-interest expense increased $195,000 for the second quarter 1996 compared to the same period in 1995. The increase was primarily a result of the amortization of the core deposit premium and additional operating costs related to the OnBank and Trust Company branches acquired.



                                      (10)

  Results of Operations
  Page Two


  The provision for income taxes was $737,000 for the three months ending June 30, 1996 compared to $741,000 for the three months ending June 30, 1995.


  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995
  --------------------------------------------------------

  Net income for the six months ending June 30, 1996 was $2.1 million or $.83 per share, compared to $2.0 million or $.79 per share for the first six months of 1995. Net interest income was $9.3 million compared to $9.1 million for the first six months of the prior year. The yield on assets declined four basis points to 8.11% while the cost of liabilities increased 12 basis points to 3.95% at June 30, 1996. The net interest rate spread contracted to 4.16% in 1996 from 4.32% in 1995.

  The increase of $931,000 in interest income was attributable primarily to a $25.0 million increase in average earning assets in 1996 compared to 1995. Interest expense increased $674,000 primarily as a result of an increase of $23.4 million in average deposits as well as an increase in the average cost of deposits from 3.63% in 1995 to 3.78% in 1996. Both the average balances and rates paid on time deposits increased in 1996 compared to 1995.

  The loan loss provision was $742,000 for the first six months of 1996, compared to $466,000 for the first six months of 1995. The increase in the provision in 1996 reflects an increased level of net charge-offs, growth in the loan portfolio, and recognition of softness in the central New York commercial real estate market.

  Total non-interest income increased $70,000, or 5.8% for the first six months of 1996, compared to the same period in 1995. The increase was primarily due to additional fees for brokerage and trust services as well as fees from a new accounts receivable financing service for small business customers.

  Total non-interest expense decreased $46,000, or .7% for the first six months of 1996, compared to the same period in 1995. Increased expenses relating to the branches acquired from OnBank and Trust Company in May 1996 were offset with the reduction in FDIC insurance premiums compared to the prior year.



                                      (11)

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  ----------------------------------------------------

  Consolidated assets were $470.7 million at June 30, 1996, compared to $437.8 million at December 31, 1995. Net loans receivable were $344.8 million at June 30, 1996, compared to $325.7 million at year end 1995. Of the $19.1 million increase in loans, $10.3 million was acquired from OnBank and Trust Company as part of the purchase of the three branches in May 1996. Residential mortgage balances increased $12.3 million during the six month period, consumer loans increased $5.1 million, commercial mortgages decreased by $783,000, and other commercial loans increased by $2.6 million.

  The allowance for loan losses at June 30, 1996 was $3.2 million, compared to $3.4 million at December 31, 1995. The allowance was .92% of total loans at June 30, 1996, compared to 1.03% at December 1995. Non-performing assets were 1.17% of total assets at the end of June 1996 compared to 1.21% of assets at the end of 1995.

  The ending balance of securities increased from $89.4 million at year end 1995 to $97.6 million at June 30, 1996. The increase was primarily in mortgage-backed securities which increased by $6.1 million.

  Other assets increased $4.6 million to $18.0 million at June 30, 1996 compared to $13.4 million at December 31, 1995. Intangible assets of $3.0 million were added as a result of the branch acquisition and will be amortized over a seven year period.

  Total deposits increased from $369.1 million as of December 31, 1995 to $412.5 million as of June 30, 1996 primarily as a result of the branch acquisition. The three branches acquired in May 1996 had total deposits of $46.7 million representing savings, money market, and time deposits, as well as interest- and non-interest bearing checking accounts.

  Total borrowings declined from $35.3 million at year end 1995 to $22.6 million at June 30, 1996. Term advances from the FHLB decreased by $10.1 million while draws against overnight lines of credit decreased by $2.6 million. A portion of the proceeds from the branch acquisition were used to reduce borrowings.

  As of June 30, 1996, the Company had total shareholders' equity of $33.3 million which increased $1.4 million from the year ending December 31, 1995. The average equity to average assets ratio increased from 6.89% at December 31, 1995 to 7.11% at June 30, 1996. The tangible equity ratio was 6.48% for the period ending June 30, 1996.



                                      (12)

  Financial Condition, Liquidity and Capital Resources
  Page Two


  The subsidiaries of Iroquois Bancorp, Inc. each exceed the minimum regulatory requirements established by their respective federal regulatory agency.
  Cayuga Savings Bank, insured under the FDIC's Bank Insurance Fund (BIF) and subject to FDIC capital regulations had a core capital ratio of 7.39%, a tangible capital ratio of 6.57% and a risk based capital ratio of 11.14%. The Homestead Savings (FA) which is insured under the FDIC's Savings Association Insurance Fund (SAIF) and subject to the Office of Thrift Supervision (OTS) capital regulations, had core and tangible capital ratios of 5.54% and a risk based capital ratio of 10.34%.

  At June 30, 1996, the Company held short term liquid assets, including investments held as available for sale of $46.2 million, compared to $40.7 million at December 31, 1995. The Company considers its current level of liquidity and additional sources of funds as both sufficient and within acceptable ranges.



                                      (13)

                          IROQUOIS BANCORP, INC.
                      AND CONSOLIDATED SUBSIDIARIES
                       PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings - None

  Item 2.   Changes in Securities - None

  Item 3.   Defaults upon Senior Securities - None

  Item 4.   Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Company was held on May 9, 1996.

            (b)  At the Annual Meeting, three directors were elected:  William
                 J. Humes, Arthur A. Karpinski, Henry D. Morehouse. The following directors continue to serve: Brian D. Baird, John Bisgrove, Jr., Richard D. Callahan, Peter J. Emerson, Joseph P. Ganey, Russel C. Fielding, Lewis E. Springer, II.

            (c) On the proposal for the election of the three directors, the following votes were cast:

                                                 For             Withheld
                                              ---------          --------
                 William J. Humes             1,751,633            67,605
                 Arthur A. Karpinski          1,751,723            67,515
                 Henry D. Morehouse           1,751,773            67,465

                 On the proposal to amend the Company's Restated Certificate of Incorporation to increase the Company's authorized shares of common stock from 3,000,000 to 6,000,000, the following votes were cast:

                      For                 Against                Abstain
                      ---                 -------                -------
                   1,476,503              110,018                17,582

                 On the proposal to approve the Company's 1996 Stock Option Plan, the following votes were cast:


                      For                 Against                Abstain
                      ---                 -------                -------
                   1,729,864               81,763                 7,607

                 On the proposal to approve selection of KPMG Peat Marwick LLP as independent auditors, the following votes were cast:

                      For                 Against                Abstain
                      ---                 -------                -------
                   1,806,798                8,271                 4,169

  Item 5.   Other Information - None



                                      (14)

  Part II Other Information
  Page Two



  Item 6.   Exhibits and Reports on Form 8-K

                 A Current Report on Form 8-K was filed on May 18, 1996 to
            report at Item 2 thereof an acquisition by Registrant's wholly-owned subsidiary, Cayuga Savings Bank, of the assets of three branch operations from OnBank & Trust Co. No financial statements or pro forma financial information pursuant to Item 7 were included at that time as it was impracticable to provide the required financial information until all post-closing adjustments for the transaction had been completed. The financial statements and pro forma financial information are to be filed by amendment.



                                      (15)

                        IROQUOIS BANCORP, INC.
                    AND CONSOLIDATED SUBSIDIARIES



                              SIGNATURE
                              ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Iroquois Bancorp, Inc.
                                        (Registrant)


  Date:    August 7, 1996                /s/Richard D. Callahan
                                       -----------------------------

                                        Richard D. Callahan
                                        President & CEO



  Date:    August 7, 1996               /s/Marianne R. O'Connor
                                       ----------------------------

                                        Marianne R. O'Connor
                                        Treasurer & CFO



                                      (16)