Form 10-Q/A
period 1996-06-30
IROQUOIS BANCORP INC
filed 1996-10-03
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549


                                  FORM 10-Q/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No___
                                        ---

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,356,564 shares of common
                                                  ---------
stock on June 30, 1996.

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


               a. Exhibit 27 - Financial Data Schedule for the period ending June 30, 1996.

          *    b.   A Current Report on Form 8-K was filed on May 18, 1996 to
                    report at Item 2 thereof an acquisition by Registrant's wholly-owned subsidiary, Cayuga Savings Bank, of the assets of three branch operations from OnBank & Trust Co. No financial statements or pro forma financial information pursuant to Item 7 were included at that time as it was impracticable to provide the required financial information until all post-closing adjustments for the transaction had been completed. The financial statements and pro forma financial information are to be filed by amendment.







 *   Previously filed with the Securities and Exchange Commission on August 7,
     1996.



                                      (2)

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES



                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Iroquois Bancorp, Inc.
                                      (Registrant)


Date:    October 3, 1996               /s/Richard D. Callahan
                                     -----------------------------
                                      Richard D. Callahan
                                      President & CEO



Date:    October 3, 1996              /s/Marianne R. O'Connor
                                     ----------------------------
                                      Marianne R. O'Connor
                                      Treasurer & CFO



                                      (3)

                                 EXHIBIT INDEX
                                 -------------



     Exhibit 27          Financial Data Schedule








                                      (4)