Form 10-Q
period 1996-09-30
IROQUOIS BANCORP INC
filed 1996-11-07
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1996
                  --------------------

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

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,360,702 shares of common
                                                  ---------
stock on September 30, 1996.

                               INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         September 30, 1996 and December 31, 1995...............  3

         Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 1996 and 1995.........  4

         Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 1996 and 1995..........  5

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1996 and 1995......... 6-7

         Notes to Condensed Consolidated Financial
         Statements............................................ 8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........10-13


PART II  OTHER INFORMATION....................................14-15

SIGNATURES.....................................................  16



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   September 30,  December 31,
                                                       1996           1995
                                                  -------------   -------------
ASSETS
Cash and due from banks                                $ 11,567       $  9,290
Federal funds sold and interest-bearing
  deposits with other financial institutions                400          3,100
Securities available for sale                            42,395         39,383
Securities held to maturity                              53,217         44,722
Loans receivable                                        345,975        329,087
  Less allowance for loan losses                          3,165          3,380
                                                       --------       --------
    Loans receivable, net                               342,810        325,707
Loans held for sale                                       3,616             --
Premises and equipment, net                               7,064          6,623
Federal Home Loan Bank stock, at cost                     2,239          2,194
Accrued interest receivable                               3,669          3,591
Other assets                                              6,707          3,193
------------------------------------------------       --------       --------
TOTAL ASSETS                                            473,684        437,803
================================================       ========       ========

LIABILITIES
Savings and time deposits                              $387,414       $354,655
Demand deposits                                          23,711         14,446
Borrowings                                               26,097         35,250
Accrued expenses and other liabilities                    3,077          1,606
------------------------------------------------       --------       --------
  Total Liabilities                                    $440,299       $405,957
------------------------------------------------       --------       --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 31,012 and 31,355 shares
   issued and outstanding in September 1996
   and December 1995 respectively,
   liquidation value $3,101,000                              31             31
  Series B - 19,113 and 19,183 shares
   issued and outstanding in September 1996
   and December 1995 respectively,
   liquidation value $1,911,000.                             19             19
Common Stock $1.00 par value; 6,000,000 shares
  authorized; 2,360,702 and 2,339,422 shares
  issued and outstanding at September 30, 1996
  and December 31, 1995, respectively                     2,361          2,339
Additional paid-in capital                               13,414         13,230
Retained earnings                                        18,212         16,679
Net unrealized gain(loss) on securities
  available for sale                                        (46)           170
Unallocated shares of Stock Ownership Plans                (606)          (622)
------------------------------------------------       --------       --------
  Total Shareholders' Equity                             33,385         31,846
------------------------------------------------       --------       --------
Total Liabilities and Shareholders' Equity             $473,684       $437,803
================================================       ========       ========

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three months ended
                                                September 30,
                                               1996       1995
                                            -----------  -------

Interest Income:
Loans                                         $  7,577     7,069
Securities                                       1,522     1,423
Other                                               37        44
------------------------------------------     -------     -----
                                                 9,136     8,536
                                               -------     -----
Interest Expense:
Deposits                                         3,776     3,615
Borrowings                                         290       457
------------------------------------------     -------     -----
                                                 4,066     4,072
                                               -------     -----
  Net Interest Income                            5,070     4,464

Provision for loan losses                          227       204
------------------------------------------     -------     -----
Net Interest Income after Provision
  for Loan Losses                                4,843     4,260
------------------------------------------     -------     -----
Other Income:
Service charges, commissions and fees              668       602
Net loss on sales of securities
  and loans                                     (1,039)       --
Other                                               62        40
------------------------------------------     -------     -----
  Total Non-Interest Income                       (309)      642
------------------------------------------     -------     -----
Other Expenses:
Salaries and employee benefits                   1,737     1,598
Occupancy and equipment expenses                   413       414
Computer and product service fees                  282       232
Promotion and marketing expenses                   107        95
Deposit insurance                                  606        31
Other                                              906       661
------------------------------------------     -------     -----
  Total Non-Interest Expenses                    4,051     3,031
------------------------------------------     -------     -----
Income before income taxes and
  cumulative effect of a change in
  accounting principle                             483     1,871
Income taxes                                       193       736
------------------------------------------     -------     -----

Net Income                                     $   290     1,135
Preferred Stock Dividend                           111       122
------------------------------------------     -------     -----
Net income attributable to common stock        $   179     1,013
==========================================     =======     =====

Per Common Share:
-----------------
Net income                                        $.08       .44
==========================================     =======     =====

Cash dividends declared                           $.08       .08

See accompanying notes to condensed consolidated financial statements.


                                      (4)

                            IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Nine months ended
                                                 September 30,
                                                1996        1995
                                             -----------  -------

Interest Income:
Loans                                        $   22,087    20,956
Securities                                        4,445     4,023
Other                                               108       130
-------------------------------------------  ----------   -------
                                                 26,640    25,109
                                             ----------   -------
Interest Expense:
Deposits                                         11,006    10,179
Borrowings                                        1,246     1,405
-------------------------------------------  ----------   -------
                                                 12,252    11,584
                                             ----------   -------
  Net Interest Income                            14,388    13,525

Provision for loan losses                           969       670
-------------------------------------------  ----------   -------
Net Interest Income after Provision
  for Loan Losses                                13,419    12,855
-------------------------------------------  ----------   -------
Other Income:
Service charges, commissions and fees             1,875     1,708
Net loss on sales of securities
  and loans                                      (1,038)      (18)
Other                                               132       141
-------------------------------------------  ----------   -------
  Total Non-Interest Income                         969     1,831
-------------------------------------------  ----------   -------
Other Expenses:
Salaries and employee benefits                    4,986     4,692
Occupancy and equipment expenses                  1,246     1,253
Computer and product service fees                   772       653
Promotion and marketing expenses                    280       211
Deposit insurance                                   705       441
Other                                             2,396     2,161
-------------------------------------------  ----------   -------
  Total Non-Interest Expenses                    10,385     9,411
-------------------------------------------  ----------   -------
Income before income taxes and
  cumulative effect of a change in
  accounting principle                            4,003     5,275
Income taxes                                      1,570     2,096
-------------------------------------------  ----------   -------

Net Income                                   $    2,433     3,179
Preferred Stock Dividend                            340       351
-------------------------------------------  ----------   -------
Net income attributable to common stock      $    2,093     2,828
===========================================  ==========   =======

Per Common Share:
-----------------
Net income                                         $.90      1.23
===========================================  ==========   =======

Cash dividends declared                            $.24       .22

See accompanying notes to condensed consolidated financial statements.


                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)

                                                Nine months ended
                                                  September 30,
                                                 1996       1995
                                               ---------  --------
Cash flows from operating activities:
Net income                                     $  2,433     3,179
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization expense,
  provision for loan losses, deferred
  taxes and other                                 1,393     1,096
Net (gain) loss on sale of securities
  and loans                                       1,038        18
(Decrease) in accrued interest receivable
  and other assets                                 (190)     (390)
Increase (decrease) in accrued expenses
  and other liabilities                           1,445     3,458
---------------------------------------------  --------   -------
Net cash provided by operating activities         6,119     7,361
---------------------------------------------  --------   -------
Cash flows from investing activities:
Proceeds from sales of securities available
  for sale                                        8,026     4,972
Proceeds from sales of securities held to
  maturity                                           --     3,042
Proceeds from maturities and redemptions
  of securities available for sale                5,716     2,549
Proceeds from maturities and redemptions
  of securities held to maturity                  8,359    10,957
Purchases of securities available for sale      (18,179)  (15,275)
Purchases of securities held to maturity        (15,940)   (9,690)
Loans made to customers net of principal
  payments received                             (24,759)   (9,007)
Proceeds from sales of loans                      3,211     3,734
Capital expenditures                               (889)     (513)
Purchase of FHLB stock                              (45)     (112)
Other - net                                      (4,219)     (408)
---------------------------------------------  --------   -------
Net cash provided (used) by investing
  activities                                    (38,719)   (9,751)
---------------------------------------------  --------   -------
Cash flows from financing activities:
Net increase (decrease) in savings
  accounts and demand deposits                   32,384   (17,258)
Net increase in time deposits                     9,640    27,892
Net (decrease) in borrowings and other
  liabilities                                    (9,153)   (1,888)
Proceeds from issuance of Common stock              247        60
Dividends paid                                     (900)     (856)
Redemption of Preferred stock                       (41)      (59)
---------------------------------------------  --------   -------
Net cash provided (used) by financing
  activities                                     32,177     7,891
---------------------------------------------  --------   -------


                                      (6)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                 Nine months ended
                                                  September 30,
                                                  1996      1995
                                               ---------  -------
Net increase (decrease) in cash and
  cash equivalents                              $  (423)    5,501
Cash and cash equivalents at beginning of
  period                                         12,390    10,429
---------------------------------------------   -------    ------
Cash and cash equivalents at end of period       11,967    15,930
---------------------------------------------   -------    ------

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
    Interest                                     12,198    11,540
    Income taxes                                  2,134     1,799

Supplemental schedule of non-cash investing
  activities:
Loans to facilitate the sale of ORE                 409        17
Additions to other real estate                    1,639       879



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

  2)   Earnings Per Share
       ------------------

       Net income per common share for 1996 and 1995 was calculated for the respective periods by dividing net income applicable to common shares of $2,093,000 in 1996 and $2,828,000 in 1995 by the weighted average number of shares outstanding of 2,321,942 in 1996 and 2,303,814 in 1995. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.

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

       On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock


                                      (8)
       options under stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue accounting for stock-based compensation in accordance with Accounting Principals Board Opinion No. 25 ("APB 25"). Under APB 25, no compensation cost is recorded as options are granted by the Company at a purchase price not less than the fair market value of the common stock on the date of the grant. Companies electing to continue accounting under the provisions of APB 25 are required to present pro forma disclosures of net income and net income per share, as if a fair value based method had been applied for each period in which a complete set of financial statements are presented.



                                      (9)

                             IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  RESULTS OF OPERATIONS
  ---------------------

  THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995
  --------------------------------------------------------------------

  Net income for the three months ended September 30, 1996 was $290,000, or $.08 per share, compared to net income of $1,135,000, or $.44 per share, for the three months ended September 30, 1995. Results for the three months ended September 30, 1996, include a net of tax loss of $630,000, or $.27 per share, resulting from a writedown of certain classified commercial mortgage loans to their contractual sales price in connection with the pending sale of those loans. Earnings for the third quarter of 1996 also include a one-time charge of $556,000 assessed against the SAIF insured deposits of The Homestead Savings, FA ("Homestead") as a result of legislation signed by President Clinton on September 30, 1996 to recapitalize the Federal Deposit Insurance Corporation ("FDIC") Savings Association Insurance Fund ("SAIF"). The SAIF assessment had a net of tax effect of $350,000, or $.15 per share, on third quarter results.

  Net interest income was $5.1 million for the third quarter of 1996 compared to $4.5 million for the third quarter of 1995. The net interest spread improved to 4.46% for the quarter ended September 30, 1996 compared to 4.15% for the year earlier quarter. The improvement was primarily a result of a reduction in the Company's cost of funds, which declined from 4.02% for the third quarter of 1995 to 3.72% for the third quarter of 1996.

  Interest income increased from $8.5 million for the third quarter of 1995 to $9.1 million for the third quarter of 1996. Average earning assets including investments and loans increased from $416.3 million for the third quarter of 1995 to $445.6 million for the third quarter of 1996. Interest bearing liabilities also increased, from $399.2 million as of September 30, 1995 to $431.7 million as of September 30, 1996. Total interest expense remained constant at $4.1 million for both the third quarter of 1995 and the third quarter of 1996. The increase in liabilities was a result of the purchase by Cayuga of three branches from OnBank & Trust Company ("OnBank") during the second quarter of 1996 with $46.7 million in deposits.



                                      (10)

  The loan loss provision increased from $204,000 for the third quarter of 1995 to $227,000 for the third quarter of 1996. The ratio of non-performing loans to total loans decreased from 1.47% at September 30, 1995 to 1.02% at September 30, 1996. The ratio of non-performing assets to total assets also decreased from 1.25% at the end of the third quarter of 1995 to .91% at the end of the third quarter of 1996.

  Total non-interest income increased $88,000, or 13.7% for the third quarter of 1996 compared to the same period in 1995. The increase was primarily in additional brokerage and trust fees as well as an increase in service charges on deposits.

  Total non-interest expense increased $1.0 million for the third quarter of 1996 over the same period of 1995. The increase included the $556,000 SAIF assessment. The remaining increase in non-interest expense for the third quarter of 1996 compared to 1995 can be attributed primarily to the additional expenses and deposit premium amortization related to the acquisition by Cayuga of the three branches in May, 1996.

  During the third quarter, the Company explored the sale of certain subperforming and performing commercial real estate mortgages. The process resulted in a commitment to sell $4.6 million in loans. The net proceeds from the sale, expected to close in the fourth quarter, will be $3.6 million, resulting in a pre-tax loss of $1.0 million being recorded in the third quarter. The sale is intended to improve the Company's asset quality by reducing the level of classified assets and lowering the exposure to loss from declining commercial real estate market values being seen in the Syracuse and Central New York area.

  The provision for income taxes was $193,000 for the third quarter of 1996 compared to $736,000 for the year earlier quarter, reflecting the decline in pre-tax income in 1996 compared to 1995.


  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995
  -------------------------------------------------------------------

  Net income for the nine months ending September 30, 1996 was $2.4 million or $.90 per share, compared to $3.2 million or $1.23 per share for the nine months ending September 30, 1995. Net interest income was $14.4 million for the first three quarters of 1996 compared to $13.5 million for the same period the year earlier. The increase is attributed primarily to the growth in earning assets. The average balance of loans and investments increased from $410.3 million for the nine months ending September 30, 1995 to $436.7 million for the nine months ending September 30, 1996. The net interest spread remained constant at 4.26% with both the yield on assets and cost of liabilities declining by three basis points in 1996 compared to 1995.



                                      (11)

  The loan loss provision was $969,000 for the first three quarters of 1996 compared to $670,000 for the first three quarters of 1995. The increase in the provision reflects an increased level of charge-offs and growth in the loan portfolio.

  Total non-interest income increased $158,000 or 8.5% above the year earlier period. The increase was primarily due to increased fees from brokerage and trust services and fees from a new accounts receivable financing service for small business customers.

  Total non-interest expense increased $974,000 or 10.3% above the year earlier period. The increase was due primarily to the $556,000 special assessment pursuant to legislation for the recapitalization of the SAIF insurance fund. In addition, 1996 reflects the increased expenses for the three additional branches as well as the amortization of the core deposit premium relating to the transaction.


  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  ----------------------------------------------------

  Consolidated assets were $473.7 million at September 30, 1996, compared to $437.8 million at December 31, 1995. Loans receivable were $342.8 million at September 30, 1996, $20.7 million higher than year-end 1995. Of the increase, $10.3 million of loans were acquired as part of the branch purchase in May, 1996. Residential mortgages increased $15.2 million while commercial mortgages decreased by $6.0 million with an additional $3.6 million of commercial mortgages reclassified as held for sale. Consumer loans increased $5.4 million while commercial loans increased by $2.3 million.

  The allowance for loan losses decreased from $3.4 million at year-end 1995 to $3.2 million at September 30, 1996. The allowance was .90% of total loans outstanding at September 30, 1996 compared to 1.02% at December 31, 1995. The allowance as a percentage of non-performing loans was 88.47% at September 30, 1996, compared to 63.67% at December 31, 1995.

  Securities increased $8.9 million at September 30, 1996 compared to December 31, 1995. The increase was primarily in mortgage-backed and SBA guaranteed securities which increased by a combined $6.3 million.

  Other assets increased $4.0 million from December 31, 1995 to September 30, 1996, of which $3.0 million represents the intangible core deposit premium related to the deposits acquired in the OnBank branch acquisition.

  Total deposits increased from $369.1 million at year-end 1995 to $411.1 million at September 30, 1996. The increase is attributed primarily to the three OnBank branches acquired during May, 1996 with combined savings, money market, certificates of deposit and checking balances of $46.7 million.


                                      (12)

  With the increase in deposits, total borrowings declined from $35.3 million at year-end 1995 to $26.1 million at September 30, 1996. The outstanding balance of term advances from the Federal Home Loan Bank of New York ("FHLBNY") decreased $11.0 million while overnight draws against lines of credit from FHLBNY increased $1.9 million.

  As of September 30, 1996, Iroquois Bancorp, Inc., had total shareholders' equity of $33.4 million which increased $1.5 million or 4.83% compared to December 31, 1995. The average equity to assets ratio increased from 6.89% to 7.10%. The tangible equity ratio ended the period September 30, 1996 at 6.49%.

  The subsidiaries of Iroquois Bancorp, Inc. each exceed the minimum requirements established by their respective federal regulatory agency. Cayuga Savings Bank insured under the FDIC's Bank Insurance Fund (BIF) and subject to FDIC capital regulations had a core capital ratio of 7.47%, a tangible capital ratio of 7.03% and a risk based capital ratio of 11.23% at September 30, 1996. The Homestead Savings (FA) which is insured under the FDIC's Savings Association Insurance Fund (SAIF) and subject to the Office of Thrift Supervision (OTS) capital regulations, had core and tangible capital ratios of 5.42% each and a risk based capital ratio of 9.85% at September 30, 1996.

  At September 30, 1996, the Company held short term liquid assets, including investments and loans held as available for sale, of $46.5 million, compared to $40.7 million at December 31, 1995. The Company considers its current level of liquidity and additional sources of funds as both sufficient and within acceptable ranges.



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



  Item 1.   Legal Proceedings - None

  Item 2.   Changes in Securities - None

  Item 3.   Defaults upon Senior Securities - None

  Item 4.   Submission of Matters to a Vote of Security Holders - None

  Item 5.   Other Information

            During the third quarter of 1996, the Company completed applications to the Federal Reserve Board ("FRB") to become a bank holding company under the jurisdiction of FRB in connection with applications by Cayuga to the FDIC and New York State Banking Department to convert Cayuga's Charter from that of a savings bank to a commercial bank. FDIC approval was received during the quarter and all approvals required are expected to be received prior to the end of the fiscal year. The anticipated date for completion of the conversion transaction is 1/1/97. The purpose of this transaction is to enable the Company and Cayuga to compete more effectively in today's changing financial services industry. In addition, upon its charter conversion, Cayuga will take title to approximately $12 million in municipal deposits from OnBank as part of the Cayuga acquisition of the OnBank branches in May, 1996.

  Item 6.   Exhibits and Reports on Form 8-K

            3.1 Certificate of Amendment of the Certificate of Incorporation of Iroquois Bancorp, Inc. as filed with the Secretary of State of the State of New York on July 31, 1996.



                                      (14)

                        IROQUOIS BANCORP, INC.
                    AND CONSOLIDATED SUBSIDIARIES



                              SIGNATURE
                              ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Iroquois Bancorp, Inc.
                                        (Registrant)


  Date:    November 8, 1996             /s/Richard D. Callahan
                                       -----------------------------
                                        Richard D. Callahan
                                        President & CEO



  Date:    November 8, 1996             /s/Marianne R. O'Connor
                                       ----------------------------
                                        Marianne R. O'Connor
                                        Treasurer & CFO



                                      (15)

                                 EXHIBIT INDEX


       3.1 Certificate of Amendment of the Certificate of Incorporation of Iroquois Bancorp, Inc. as filed with the Secretary of State of the State of New York on July 31, 1996.

       27   Financial Data Schedule