Form 10-K
period 1996-12-31
IROQUOIS BANCORP INC
filed 1997-03-27
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to _________________

                        Commission file number 0-18301
                                               -------

                            IROQUOIS BANCORP, INC.
       ----------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

     New York                                        16-1351101
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification Number)

115 Genesee Street, Auburn, New York                     13021
--------------------------------------------------------------------------------
(Address of principal executive offices)             Zip Code

Registrant's telephone number, including area code:   (315) 252-9521

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                               (Title of Class)
      Floating Rate Cumulative Preferred Stock, Series A, $1.00 par value
      -------------------------------------------------------------------
                               (Title of Class)
    Floating Rate Noncumulative Preferred Stock, Series B, $1.00 par value
    ----------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
   -----------      ----------

                              Page 1 of 86 pages.
                        Exhibit index begins on page 18.

The aggregate market value of the shares of Registrant's voting stock, its Common Stock, held by non-affiliates of Registrant as of February 28, 1997 was $33,089,000 based upon the closing sale price of $20.75 per share of Common Stock on that date, as reported by the NASDAQ Stock Market.

The number of shares outstanding of Registrant's Common Stock as of February 28, 1997 was 2,371,031.


                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part I and II.

Portions of the Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1997 are incorporated by reference into Part III.

                                     PART I


Item 1.  Description of Business
-------  -----------------------

GENERAL

     Iroquois Bancorp, Inc. (the "Company"), a New York corporation, is a bank holding company that operates two wholly-owned financial institution subsidiaries: Cayuga Bank , a New York state-chartered trust company with its principal offices located in Auburn, New York and The Homestead Savings (FA) ("Homestead Savings"), a federally chartered savings association with its principal offices located in Utica, New York. Prior to January 1, 1997, the Company was a thrift holding company and Cayuga Bank was a state chartered savings bank. The Company became a bank holding company in connection with the change in Cayuga Bank's charter from a savings bank to a commercial bank under state law. Cayuga Bank and Homestead Savings are referred to herein as the "member banks."

     In May 1996, Cayuga Bank acquired three full service branches with $46.6 million in deposits and $10.3 million in loans. The Company, through its member banks, now operates twelve full service banking offices in the Central New York counties of Cayuga, Tompkins, Oswego, and Oneida.

DESCRIPTION OF BUSINESS

     The Company, through its member banks and their respective subsidiaries (collectively, the "Subsidiaries"), is engaged solely in the business of providing financial services to consumers and businesses. The Company caters to the particular needs of its market areas through the Subsidiaries, offering a broad range of financial products and services. Loan products offered by the Company include mortgages, home equity loans and lines of credit, consumer installment loans, credit cards, student loans, and commercial loans; deposit products include savings, checking and time deposits, money market accounts, and mortgage escrow accounts. Other services available from the Company include insurance and investment brokerage services, trust services and safe deposit facilities.

     The business of the Company is more fully described in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 5 through 19 of the Company's 1996 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.

     This annual report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is making this statement for the express purpose of availing itself of the safe harbor protection with respect to any and all of such forward-looking statements, which are contained in Management's Discussion and Analysis and describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market areas or in the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

MARKET AREA

     The Company has two general market areas, each served by one of its member banks. The major market area, served by Cayuga Bank and its subsidiaries, consists of the City of Auburn and reaches to all of Cayuga County, as well as portions of Onondaga, Oswego and Tompkins counties. The second market area, served by Homestead Savings and its subsidiary, covers the City of Utica and all of Oneida County and its surrounding areas.

     Cayuga Bank's market area is located within the Finger Lakes region, between Rochester and Syracuse, New York. Cayuga Bank operates five full service offices in Cayuga County, three of which are within the City of Auburn, one office in Oswego County in the Village of Lacona, and one office in Tompkins County in the town of Lansing. Most recent census data puts the Cayuga County population at 82,000 with approximately 31,000 persons residing within the City of Auburn. Current unemployment rates of approximately 6% in Cayuga and Oswego counties are below the average New York State unemployment rate and comparable to national statistics. Tompkins County with a 3% unemployment rate is well below the state and national levels of unemployment. Both Cayuga and Tompkins counties have experienced recent growth in manufacturing and small business employment. In addition, agribusiness remains a strong part of the local economies. Tourism also plays an important role in economic development in the area. Residential real estate values in the Cayuga Bank market area have tended to remain fairly stable. Cayuga Bank's market area, particularly Cayuga County, reflects an aging population with over 30% of the population in excess of 60 years of age. In addition, much of the market area is rural in character with over 60% of the housing units in Cayuga County classified as rural.

     Homestead Saving's market area is located within The Mohawk Valley region east of Syracuse, New York and includes the city of Utica. In the past two years, The Mohawk Valley area has experienced a loss of manufacturing jobs and the closing of the Griffiss Air Force Base in Rome, New York. The unemployment rate for Oneida County is approximately 4.7%. The city of Utica is experiencing economic problems as a result of a declining tax base. Housing prices in the Mohawk Valley have been under pressure and in certain areas have declined 10% to 15% over the past year. In an effort to offset these market trends, Homestead Savings has expanded the geographic area in which it originates loans to include portions of Herkimer and Madison Counties.

COMPETITION

     Because the primary business of the Company is the ongoing business of its Subsidiaries, the competitive conditions faced by the Company are primarily those of the member banks as financial institutions in their respective geographic markets. Within their respective market areas, the member banks encounter intense competition from other financial institutions offering comparable products. These competitors include commercial banks, savings banks, savings and loan associations, and credit unions. Competition for financial services provided by all of the Subsidiaries also comes from non-banking entities such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies, mortgage companies, and money market and mutual fund companies.

     To differentiate itself from the competition in its market areas, the Company places a strategic emphasis on providing customers with highly personalized service and value added products tailored to individual customer's needs. The Subsidiaries utilize personal sales calls, convenient hours and locations, and loyalty programs. The Company ranks fourth in total financial institution deposits of the counties in which it has branch locations. In Cayuga County, the Company held a 44.7% deposit market share as of June 30, 1995.

     In addition to competition for financial services, the Company itself faces competition for acquisition of other banking institutions or their branches. Numerous banks and financial institutions in the Company's market areas are pursuing acquisition strategies and have formed holding companies for the same reasons as the Company.


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

      Information required by this section of Securities Act Industry Guide 3,or Exchange Act Industry Guide 3 (Guide 3), is presented in the
      Registrant's 1996 Annual Report in Management's Discussion and Analysis on page 5 in Table 1 - Net Interest Income Analysis, and on page 7 in Table
      2 - Rate/Volume Analysis, which Tables are incorporated herein by reference.

II.   Investment Portfolio

      Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report in Management's Discussion and Analysis on page 14 in Table 6-Securities and Table 7 - Maturity Schedule of Securities, which Tables are incorporated herein by reference.

III.  Loan Portfolio

      A.  Composition of Loan Portfolio

          Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report in Management's Discussion and Analysis on page 10 in Table 3- Summary of the Loan Portfolio, which Table is incorporated herein by reference.

      B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

          Information required by this section of Guide 3 is presented in Registrant's 1996 Annual Report in Management's Discussion and Analysis on page 10 in the table entitled Selected Loan Maturity and Interest Rate Sensitivity, which table is incorporated herein by reference.

      C.  1.    Risk Elements

                Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report Management's Discussion and Analysis on page 13 in Table 5 -Summary of Non-Performing Assets, which Table is incorporated herein by reference.

          2.    Potential Problem Loans

                Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report Management's Discussion and Analysis on page 13, in the discussion related to Non-Performing Assets, which discussion is incorporated herein by reference.

          3.    Foreign Outstandings

                The Company does not make loans to foreign companies and, at December 31, 1996, 1995 and 1994, there were no foreign loans outstanding.


          4.    Loan Concentrations

                Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report in Notes to Consolidated Financial Statements Number 17 on page 37, which Note is incorporated herein by reference.


IV.   Summary of Loan Loss Experience

      A.  Analysis of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report Management's Discussion and Analysis on page 12 in Table 4 -Allowance for Loan Losses and in the discussion on page 11 related to the Allowance for Loan Losses as well as on pages 11 to 13 in the discussion related to Non-Performing Assets, which Table a nd discussions are incorporated herein by reference .

      B.  Allocation of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report Management's Discussion and Analysis on page 12 the portion of Table 4 - Allocation of Allowance for Loan Losses at December 31, which Table is incorporated herein by reference.

V.    Deposits

      Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report Management's Discussion and Analysis on page 5 in Table 1 -Net Interest Income Analysis, and on page 15 in Table 8 - Deposits and in Table 9 -Maturities of Time Deposits $100,000 and Over, which Tables are incorporated herein by reference.

VI.   Return on Equity and Assets

      Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report on page 4 in Table 4 - Selected Consolidated Financial Data, which Table is incorporated herein by reference.

VII.  Short-Term Borrowings

      Information required by this section of Guide 3 is presented in the Registrant's 1996 Annual Report in Notes to Consolidated Financial Statements Number 8 on page 31 in the table of information therein related to short-term borrowings, which Table is incorporated herein by reference.


EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries had 173 full-time and 30 part-time employees. The Company and its subsidiaries provide a variety of benefit programs including group life, health, accident and other insurance benefits, and retirement and stock ownership plans.


REGULATION

     As sole shareholder of two depository institutions, under federal law the Company is a bank holding company subject to the jurisdiction of the Federal Reserve Board ("FRB"). The Company became a FRB bank holding company effective January 1, 1997 at the time its primary financial institution subsidiary, Cayuga Bank (formerly Cayuga Savings Bank), converted its charter from that of a New York State savings bank to a New York State commercial bank. Prior to that time, the Company was a thrift holding company under the jurisdiction of the Office of Thrift Supervision ("OTS"). Under the provisions of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), the OTS adopted new rules applicable to holding companies that qualify as both a bank holding company and thrift holding company, and the OTS will no longer supervise a holding company that controls both a bank and a savings association if it is registered with the FRB. Accordingly, under federal law, the Company will now file all reports with and be subject to regulation, examination, and supervision solely by the FRB even though it continues to own a savings association. OTS will, however, continue to be the primary regulator of Homestead Savings, the Company's wholly-owned savings association subsidiary.

     The Company also has been and continues to be a bank holding company for purposes of state law and is subject to regulation, examination, and supervision by the New York State Banking Department as such.

     Cayuga Bank operates as a commercial bank, chartered as a New York State trust company, and is subject to regulation, supervision and examination by the New York State Banking Department as its primary state regulator and by the Federal Deposit Insurance Corporation ("FDIC") as its primary federal regulator. Homestead Savings is subject to regulation, supervision and examination by the OTS as its primary federal regulator. Cayuga Bank's deposits are insured by the FDIC's Bank Insurance Fund ("BIF") and Homestead Savings' deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF"). Each of the financial institutions is subject to assessment of insurance premiums as the FDIC may require from time to time to assure that the BIF and SAIF have adequate reserves. During the last year, the FDIC lowered, and in some cases eliminated, premiums for well-capitalized BIF-insured institutions and assessed a significant one-time charge against Homestead Savings as a SAIF-insured institution in connection with the recapitalization of the SAIF. Consequently, Cayuga Bank enjoyed the benefit of a significant reduction in insurance premiums while Homestead Savings paid both a one-time assessment of $556,000 plus an annual insurance premium to the FDIC during 1996. FDIC deposit insurance coverage under the respective BIF and SAIF is generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate insured status or to suspend it temporarily under special conditions.

     The FRB has adopted minimum capital ratios and guidelines for assessing the adequacy of capital of bank holding companies. The minimum capital ratios consist of a risk-based measure, a leverage ratio and a Tier 1 leverage ratio. Under the risk-based measure, a bank holding company must have a minimum ratio of qualifying total capital to risk-weighted assets equal to 8%, of which at least 4% must be in the form of Tier 1 capital. Qualifying total capital is calculated by adding Tier 1 capital and Tier 2 capital. Commencing January 1, 1997, the risk-based capital ratio, calculated by dividing qualifying capital by risk-weighted assets, must incorporate capital charges for certain market risks. The leverage measure of capital is based on two components, a minimum level of primary capital to total assets of 5.5% and a minimum level of total capital to
total assets of 6.0%.   The Tier 1 leverage ratio requires the ratio of Tier 1
capital to total assets be at least 3%, and 100 to 200 basis points higher for holding companies that do not meet certain other criteria. The other criteria include excellent asset quality, high liquidity, low interest rate exposure and good earnings. At December 31, 1996, the Company's capital ratios were in excess of the minimum requirements.

     The FRB also places bank holding companies into various categories based upon these measures of capital adequacy, of which the highest level is "well capitalized." A bank holding company is considered well capitalized if it maintains a risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 4% or greater, or 3% if it has a supervisory rating category (BOPEC) of 1 or has incorporated market risk measures in its risk-based capital ratio, and if the bank holding company is not subject to any written agreement, order or similar directive issued by FRB for maintaining capital levels. Under EGRPRA, effective January 1, 1997, a bank holding company that is deemed to be well-capitalized may engage in permissible non-banking activities without prior approval from the FRB. Based on the Company's calculation of its capital ratios, the Company qualifies as a well capitalized bank holding company.

     Both of the financial institution subsidiaries of the Company are also subject to specific capital requirements of their respective regulators. Cayuga Bank is subject to FDIC guidelines which require Tier 1 capital of at least 3% of total assets, and 1% to 2% higher depending upon the bank's financial condition and growth strategy. The FDIC risk-based capital guidelines require that the ratio of total capital to risk-weighted assets must be at least 8%, with a minimum of 4% in Tier 1 capital. Homestead Savings is subject to the capital adequacy guidelines of the OTS, which require tangible capital of at least 1.5% of total assets, core capital of at least 3% of total assets, and minimum risk-based capital of 8% of risk-weighted assets. Both subsidiaries have in excess of these capital requirements.

     For supervisory purposes, each of the federal bank regulatory agencies have promulgated regulations establishing five categories, ranging from well-capitalized to critically under-capitalized, depending upon the institution's capital and other factors. New capital adequacy provisions that apply to both Cayuga Bank and Homestead Savings under guidelines adopted by all federal banking regulatory agencies now require market risk measures to be included in risk-based capital standards.

     The Riegle-Neal Interstate Banking Efficiency Act of 1994 permits bank holding companies and banks to engage in transactions involving interstate acquisitions and mergers if the holding company and banking institution are adequately capitalized and managed. The FRB imposes restrictions, however, on the acquisition by the Company of more than 5% of the voting shares of any bank or other bank holding company. Under the Community

Reinvestment Act of 1977 ("CRA"), the federal regulatory agencies are required to assess whether the holding company or institutions are meeting the credit needs of the communities served. All bank regulatory agencies take CRA ratings into consideration in connection with any application for mergers, consolidations, including applications for acquiring branch offices of operating institutions. New York State Banking Department regulations impose similar requirements with respect to the CRA.

     Cayuga Bank and Homestead Savings are also subject to certain FRB regulations for the maintenance of reserves in cash or in non-interest bearing accounts, the effect of which is to increase their cost of funds. Cayuga Bank is subject to comprehensive New York state regulation, including limitations on the amount of dividends that may be paid to Iroquois as its sole shareholder.


Item 2.  Properties
-------  ----------

         The Company has three banking office facilities in Auburn, New York, one in Weedsport, New York, one in Moravia, New York and one in Lacona, New York that are all owned. The Company utilizes these properties in the conduct and support of Cayuga Bank's branch banking activities. The Company also has two offices in Utica, one office in Waterville, and one office in Clinton, all in New York, which are owned and utilized as banking offices by Homestead. The Company leases space in Lansing, New York for use by Cayuga Bank and in Freedom Mall, Rome, New York for use by Homestead Savings. The Cayuga Bank lease expires in December, 1997 and the Homestead Savings lease expires in June, 1998. All of these properties are in generally good condition and appropriate for their intended use.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is not involved in any pending legal proceeding other than routine legal proceedings undertaken in the ordinary course of business. In the opinion of the management, after consultation with counsel, the aggregate amount involved in such proceedings is not material to the consolidated financial conditi on or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Stockholders
-------  -----------------------------------------------

         NONE


                             * * * * * * * * * * *


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

Name                              Age                  Title
--------------------------------  ---  -------------------------------------

     Richard D. Callahan           54  President and Chief Executive Officer
     James H. Paul                 61  Executive Vice President
     Marianne R. O'Connor          42  Treasurer and Chief Financial Officer
     Richard J. Notebaert, Jr.     53  Vice President
     Maureen D. Charland           46  Vice President-Marketing
     Melissa A. Komanecky          31  Vice President-Human Resources
     W. Anthony Shay, Jr.          54  Vice President-Operations


         All of the foregoing executive officers were elected by the Company's board of directors at its first board meeting in January for the fiscal year. Each such executive officer was so elected to serve the Company, in addition to the officer's primary duties as an executive officer of Cayuga Bank or Homestead Savings, for a term of one year and until his or her successor is duly elected and qualified at the first meeting of the board of directors held in January of each fiscal year.


         Richard D. Callahan, President and Chief Executive Officer, joined both the Company and Cayuga Bank in 1994. Prior to that time, he was Regional Executive Vice President, Regional President, and Senior Executive Vice President of Operations and Marketing, in that order, for Marine Midland Bank from 1983 to 1993, after 18 years of prior banking experience.


         James H. Paul, Executive Vice President, joined Cayuga Bank in February 1987 as Executive Vice President, after serving 17 years in various positions with Fleet Bank (formerly known as Norstar Bank, NA), and its predecessors.


         Marianne R. O'Connor, Treasurer and Chief Financial Officer, joined Cayuga Bank as manager of the Loan Servicing Department in 1979, subsequently served as Assistant Comptroller, and was promoted to Treasurer in 1985 and to Chief Financial Officer in 1988.


         Richard J. Notebaert, Jr., Vice President, joined Homestead Savings in February 1990 as Executive Vice President, and was promoted to President and Chief Executive Officer of Homestead in 1992. Prior to that time, he had been Executive Vice President of Monroe Savings for 14 years.


         Maureen D. Charland, Vice President-Marketing, joined Cayuga Bank in November, 1987 and held various positions, including Vice President of Personal Banking and Vice President and Marketing Director. She became an executive officer of the Company in January, 1997.

         Melissa A. Komanecky, Vice President-Human Resources, joined Cayuga Bank in December, 1994 as Human Resource Director. She was promoted to Vice President and Human Resource Director, first of Cayuga Bank and then of the Company, and became an executive officer of the Company in January, 1997. Prior to that time, she was Regional Human Resource Manager of Key Bank of New York from 1988 to 1994.

         W. Anthony Shay, Jr., Vice President-Operations, joined Cayuga Bank in February 1995 as Vice President. Prior to that time, he was Senior Vice President Operations Support, Senior Vice President Processing Services Group, Senior Vice President and Regional Executive, and held other various positions with Marine Midland Bank from 1964 to 1994.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

         Reference is made to the inside back cover and page 40 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report to Shareholders"), incorporated herein by reference to Exhi bit (13) hereto.


Item 6.  Selected Financial Data
-------  -----------------------

          Reference is made to "Selected Consolidated Financial Data" on page 4 of the 1996 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders on pages 5 through 19 thereof, incorporated herein by reference to Exhibit (13) hereto.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The consolidated financial statements of the Company, together with the report thereon of its independent auditors, included in the 1996 Annual Report to Shareholders on pages 20 through 39 thereof, along with unaudited quarterly financial information on page 40 thereof, are incorporated herein by reference to Exhibit (13) hereto. The financial statements of the Iroquois Bancorp 401(k) Savings Plan, together with the report thereon of its independent auditors, as required by Rule 15d-21 pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are incorporated herein by reference to Exhibit (99) hereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     (a)  Identification of directors.

          Reference is made to pages 6 and 7 of the Section "DIRECTORS" in the Company's Definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 8, 1997 (the "Proxy Statement"), incorporated herein by reference.

     (b)  Identification of executive officers.

          The information pertaining to the Company's executive officers is included in Part I of this Annual Report on Form 10-K following Item 4 hereof as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

     (c)  Family relationships.

          There are no family relationships between any director, executive officer, or any person nominated or chosen by the Company to become a director or executive officer. Officers of the Company serve for a term of office from the date of election to the next annual meeting of the board of directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. There are no arrangements or understandings with any other person pursuant to which any director or executive officer was elected to such position.

     (d)  Compliance with Section 16(a).

          Reference is made to the Section "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's Proxy Statement on page 5 thereof, i ncorporated herein by reference.


Item 11.  Executive Compensation
--------  ----------------------

          Reference is made to the Section "EXECUTIVE COMPENSATION" on pages 8 through 15 of the Company's Proxy Statement, incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          Reference is made to the Section "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" on pages 3 and 4 of the Company's Proxy Statement, incorporated herein by reference. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change of control of the C ompany.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          Reference is made to the Section "CERTAIN TRANSACTIONS" on page 17 of the Company's Proxy Statement, incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

  (a)     (1)  Financial Statements and Report of Independent Auditors.  The
               -------------------------------------------------------
               following consolidated financial statements and reports of the Company are incorporated in this Annual Report on Form 10-K by reference to the 1996 Annual Report to Shareholders annexed hereto as Exhibit (13):


                    Independent Auditors' Report.

                    Consolidated Balance Sheets as of December 31, 1996 and
                    1995.

                    Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996.

                    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996.

                    Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1996.


                    Notes to Consolidated Financial Statements.

          (2)  Financial Statement Schedules. All financial statement schedules
               -----------------------------
               have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits.  The following exhibits are filed herewith or have been
               --------
               previously filed with the Securities and Exchange Commission, as noted, and numbered in accordance with Item 601 of Regulation S-
               K:

          Number                           Description
          ------                           -----------

          3(A)(I) Restated Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Registration Statement on Form 8-A (No. 0-18301), filed with the Commission on November 12, 1991, wherein such exhibit is designated Exhibit 2(I )(2)(a).

          3(A)(II) Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated by references to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 7, 1996, wherein such exhibit was designated Exhibit 3.1.


          3(B) Bylaws of Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission on November 13, 1995, wherein such exhibit is designated
                      Exhibit 3(ii).

                                  ***********

              COMPENSATORY PLANS OR ARRANGEMENTS

     10(A) Employment Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(A).

     10(B) Employment Agreement with James H. Paul, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10( B).

     10(C) Employment Agreement with Marianne R. O'Connor, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(C).

     10(D) Employment Agreement with Richard J. Notebaert, Jr., incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(D).

     10(E) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(E).

     10(F) Employment Agreement with W. Anthony Shay, Jr., incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 18, 1996, wherein such exhibit is des ignated Exhibit 10(F).

     10(G) Amended and Restated 1988 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-94214), filed with the Commission on June 29, 1995, wherein such exhibit is designated Exhibit 99.

     10(H) 1996 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No.333-10063), filed with the Commission on August 13, 1996, wherein such exhibit is designated
              Exhibit 99.

     10(I)    Stock Purchase Incentive Program, as Amended.

     10(J) Directors Stock Award Plan incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 30, 1990, wherein such exhibit is designated Exhibit 10(H).

     10(K) Chairman's Supplemental Retirement Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 30, 1990, wherein such exhibit is designated Exhibit 10(I) and related Trust Agreement, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 13, 1996.

     10(L) Description of Iroquois Bancorp, Inc. Management Group Incentive Award Program, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 30, 1994, wherein such exhibit is designated Exhibit 10(I).

     10(M) Retirement Benefits Agreement with Richard J. Fitzgerald, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed with the Commission on August 12, 1994, wherein such e xhibit is designated
              Exhibit 10(B).

     10(N) Retirement Benefits Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(L).



                                  ************



     13       Annual Report to Shareholders for Fiscal Year Ended December 31,
              1996.

     21       List of Subsidiaries.

     23 Consent of KPMG Peat Marwick LLP for the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

     24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

     99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for Fiscal Year Ended December 31, 1996, together with Independent Auditors' Report Thereon.

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized in the City of Auburn, County of Cayuga, and State of New York on March 19, 1997.

                                    IROQUOIS BANCORP, INC.


                                    By:    /s/Richard D. Callahan
                                       ----------------------------------

                                           Richard D. Callahan
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Richard D. Callahan and/or Marianne R. O'Connor his true and lawful attorney-in-fact and agent with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K and Power of Attorney have been signed below by the following persons in the capacities and on the dates indicated:

Name                            Title                   Date
----                            -----                   ----


  /s/Richard D. Callahan       President and Chief      March 19, 1997
---------------------------    Executivie Officer,
Richard D. Callahan            Director



  /s/Joseph P. Ganey           Chairman of the Board    March 21, 1997
---------------------------
Joseph P. Ganey



  /s/Marianne R. O'Connor      Treasurer and Chief      March 19, 1997
---------------------------    Financial Officer
Marianne R. O'Connor

--------------------------     Director                 March 21, 1997
Brian D. Baird



  /s/John Bisgrove, Jr.        Director                  March 21, 1997
--------------------------
John Bisgrove, Jr.



  /s/Peter J. Emerson          Director                  March 21, 1997
--------------------------
Peter J. Emerson



  /s/William J. Humes          Director                  March 21, 1997
--------------------------
William J. Humes



  /s/Arthur A. Karpinski       Director                  March 21, 1997
--------------------------
Arthur A. Karpinski



  /s/Henry D. Morehouse        Director                  March 21, 1997
--------------------------
Henry D. Morehouse



__________________________     Director                  March 21, 1997
Edward D. Peterson



  /s/Lewis E. Springer, II     Director                  March 21, 1997
--------------------------
Lewis E. Springer, II

                                 EXHIBIT INDEX

     Number                                Description
     ------                                -----------

     3(A)(I) Restated Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Registration Statement on Form 8-A (No. 0-18301), filed with the Commission on November 12, 1991, wherein such exhibit is designated Exhibit 2( I)(2)(a).

     3(A)(II) Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated by references to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 7, 1996, whe rein such exhibit was designated
                     Exhibit 3.1.


     3(B) Bylaws of Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission on November 13, 1995, wherein such exhibit is designated
                     Exhibit 3(ii).


                                  ***********


                     COMPENSATORY PLANS OR ARRANGEMENTS

     10(A) Employment Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(A).

     10(B) Employment Agreement with James H. Paul, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(B).

     10(C) Employment Agreement with Marianne R. O'Connor, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated  10(C).

     10(D) Employment Agreement with Richard J. Notebaert, Jr., incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is desig nated 10(D).

     10(E) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(E).

     10(F) Employment Agreement with W. Anthony Shay, Jr., incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 18, 1996, wherein such exhibit is designated  Exhibit 10(F).

     10(G) Amended and Restated 1988 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-94214), filed with the Commission on June 29, 1995, wherein such exhibit is designated Exhibit 99.

     10(H) 1996 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No.333-10063), filed with the Commission on August 13, 1996, wher ein such exhibit is designated Exhibit 99.

     10(I)           Stock Purchase Incentive Program, as Amended.

     10(J) Directors Stock Award Plan incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 30, 1990, wherein such exhibit is designated Exhibit 10
                     (H).

     10(K) Chairman's Supplemental Retirement Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, filed with the Commission on March 30, 1990, wherein such exhibit is designated Exhibit 10(I) and related Trust Agreement, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 13, 1996.

     10(L) Description of Iroquois Bancorp, Inc. Management Group Incentive Award Program, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, filed with the Commission on March 30, 1994, wh erein such exhibit is designated Exhibit 10(I).

     10(M) Retirement Benefits Agreement with Richard J. Fitzgerald, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, filed with the Commission on August 12, 1994, wherein such exhibit is designated Exhibit 10(B).

     10(N) Retirement Benefits Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such ex hibit is designated 10(L).


                                  ************



     13              Annual Report to Shareholders for Fiscal Year Ended
                     December 31, 1996.

     21              List of Subsidiaries.

     23 Consent of KPMG Peat Marwick LLP for the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996.

     24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10 -K.

     99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for Fiscal Year Ended December 31, 1996, together with Independent Auditors' Report Thereon.