Form 10-Q
period 1997-03-31
IROQUOIS BANCORP INC
filed 1997-05-14
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1997
                  ----------------

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,373,438 shares of common
                                                  ---------
stock on March 31, 1997.

                                     INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         March 31, 1997 and December 31, 1996..................   3

         Condensed Consolidated Statements of Income -
         Three Months Ended March 31, 1997 and 1996............   4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1997 and 1996............ 5-6

         Notes to Condensed Consolidated Financial
         Statements............................................   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........ 8-10


PART II  OTHER INFORMATION....................................   11

SIGNATURES....................................................   12



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  March 31,   December 31,
                                                     1997         1996
                                                  ----------  -------------
ASSETS
Cash and due from banks                            $ 12,216       $ 10,375
Federal funds sold and interest-bearing
  deposits with other financial institutions          2,000            300
Securities available for sale                        48,050         43,895
Securities held to maturity                          54,065         54,392
Loans receivable                                    348,735        348,463
  Less allowance for loan losses                      3,589          3,389
                                                   --------       --------
    Loans receivable, net                           345,146        345,074
Premises and equipment, net                           7,121          7,114
Federal Home Loan Bank stock, at cost                 2,434          2,279
Accrued interest receivable                           3,705          3,571
Other assets                                          6,468          5,908
------------------------------------------------   --------       --------
  Total Assets                                      481,205        472,908
================================================   ========       ========

LIABILITIES
Savings and time deposits                          $398,242       $385,288
Demand deposits                                      24,590         24,934
Borrowings                                           20,333         25,536
Accrued expenses and other liabilities                2,546          2,348
------------------------------------------------   --------       --------
  Total Liabilities                                $445,711       $438,106
------------------------------------------------   --------       --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 30,059 and 30,957 shares
   issued and outstanding in March 1997
   and December 1996 respectively,
   liquidation value $3,006                              30             31
  Series B - 18,652 and 19,082 shares
   issued and outstanding in March 1997
   and December 1996 respectively,
   liquidation value $1,865                              19             19
Common Stock $1.00 par value; 6,000,000 shares
  authorized; 2,373,438 and 2,367,440 shares
  issued and outstanding at March 31, 1997
  and December 31, 1996, respectively                 2,373          2,368
Additional paid-in capital                           13,482         13,520
Retained earnings                                    20,193         19,260
Net unrealized gain(loss) on securities
  available for sale                                   (166)            56
Unallocated shares of Stock Ownership Plans            (437)          (452)
------------------------------------------------   --------       --------
  Total Shareholders' Equity                         35,494         34,802
------------------------------------------------   --------       --------
Total Liabilities and Shareholders' Equity         $481,205       $472,908
================================================   ========       ========

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Three months ended
                                                 March 31,
                                               1997      1996
                                            ----------  -------

Interest Income:
Loans                                         $7,447      7,110
Securities                                       1,628    1,372
Other                                               37       36
------------------------------------------      ------    -----
                                                 9,112    8,518
                                                ------    -----
Interest Expense:
Deposits                                         3,701    3,535
Borrowings                                         345      540
------------------------------------------      ------    -----
                                                 4,046    4,075
                                                ------    -----
  Net Interest Income                            5,066    4,443

Provision for loan losses                          373      296
------------------------------------------      ------    -----
Net Interest Income after Provision
  for Loan Losses                                4,693    4,147
------------------------------------------      ------    -----
Non-Interest Income:
Service charges, commissions and fees              616      551
Net gain on sales of securities
  and loans                                         30        2
Other                                               78       34
------------------------------------------      ------    -----
  Total Non-Interest Income                        724      587
------------------------------------------      ------    -----
Non-Interest Expense:
Salaries and employee benefits                   1,813    1,583
Occupancy and equipment expenses                   444      412
Computer and product service fees                  317      221
Promotion and marketing expenses                    74       82
Deposit insurance                                   24       50
Other                                              757      754
------------------------------------------      ------    -----
  Total Non-Interest Expenses                    3,429    3,102
------------------------------------------      ------    -----
Income Before Income Taxes                       1,988    1,632
Income taxes                                       759      640
------------------------------------------      ------    -----

Net Income                                      $1,229      992
Preferred stock dividend                           108      118
------------------------------------------      ------    -----
Net income attributable to common stock         $1,121      874
==========================================      ======    =====

Net income per common share                       $.48      .38
==========================================      ======    =====

Cash dividends declared                           $.08      .08

See accompanying notes to condensed consolidated financial statements.





                                      (4)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                Three months ended
                                                    March 31,
                                                 1997       1996
                                               ---------  ---------
Cash flows from operating activities:
Net income                                      $ 1,229        992
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization expense,
  provision for loan losses, deferred
  taxes and other                                   475        329
Net (gain) loss on sale of securities
  and loans                                         (30)        (2)
(Decrease) in accrued interest receivable
  and other assets                                 (489)      (120)
Increase (decrease) in accrued expenses
  and other liabilities                             169      1,259
---------------------------------------------   -------    -------
Net cash provided by operating activities         1,354      2,458
---------------------------------------------   -------    -------
Cash flows from investing activities:
Proceeds from sales of securities available
  for sale                                          891         --
Proceeds from maturities and redemptions
  of securities available for sale                  914      2,177
Proceeds from maturities and redemptions
  of securities held to maturity                  4,567      2,216
Purchases of securities available for sale       (5,450)    (3,633)
Purchases of securities held to maturity         (5,106)    (7,324)
Loans made to customers net of principal
  payments received                                (649)    (4,631)
Proceeds from sales of loans                        375        976
Capital expenditures                               (156)      (154)
Purchase of FHLB stock                             (156)       (53)
Other - net                                        (119)    (2,435)
---------------------------------------------   -------    -------
Net cash provided (used) by investing
  activities                                     (4,889)   (12,861)
---------------------------------------------   -------    -------
Cash flows from financing activities:
Net increase (decrease) in savings
  accounts and demand deposits                    9,452     (4,302)
Net increase in time deposits                     3,159       (798)
Net (decrease) in borrowings and other
  liabilities                                    (5,203)     7,854
Proceeds from issuance of Common stock               89        101
Dividends paid                                     (296)      (305)
Redemption of Preferred stock                      (123)       (24)
---------------------------------------------   -------    -------
Net cash provided (used) by financing
  activities                                      7,076     11,130
---------------------------------------------   -------    -------




                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                               Three months ended
                                                   March 31,
                                                 1997      1996
                                               ---------  -------

Net increase (decrease) in cash and
  cash equivalents                               $ 3,541      727
Cash and cash equivalents at beginning of
  period                                          10,675   12,390
---------------------------------------------    -------   ------
Cash and cash equivalents at end of period        14,216   13,117
---------------------------------------------    -------   ------

Supplemental disclosures of cash flow
=============================================
  information:
Cash paid during the period for:
    Interest                                       4,076    3,936
    Income taxes                                     343      274

Supplemental schedule of non-cash investing
  activities:
Loans to facilitate the sale of ORE                   29       40
Additions to other real estate                        94      707




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

2)   Earnings Per Share
     ------------------

     Net income per common share for 1997 and 1996 was calculated for the respective periods by dividing net income applicable to common shares of $1,121,000 in 1997 and $874,000 in 1996 by the weighted average number of shares outstanding of 2,346,096 in 1997 and 2,314,374 in 1996. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.

3)   Other Accounting Issues
     -----------------------

     In June 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is based on consistent application of a "financial components approach" that focuses on control. The Statement provides consistent standards for distinguishing transfer of financial assets that are sales from transfers that are secured borrowings. In December 1996, FASB deferred for one year the effective date of SFAS 125 as it relates to transfers of financial assets and secured borrowings and collateral. Effective January 1, 1997, the Company adopted SFAS 125 and the adoption did not have a material impact on its financial condition or results of operations.

     In February 1997 the FASB issued SFAS No. 128, "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share
     (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Upon adoption, prior period EPS will be restated to conform with the provisions of SFAS 128. Management does not believe the adoption of SFAS 128 will have a material impact on its financial condition or results of operation.


                                      (7)

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996
------------------------------------------------------------

Net income for the three months ended March 31, 1997 was $1,229,000, or $.48 per share, compared to net income of $992,000, or $.38 per share, for the three months ended March 31, 1996.

Net interest income was $5,066,000 for the first quarter of 1997 compared to $4,443,000 for the first quarter of 1996. Net interest spread improved to 4.36% for the current quarter compared to 4.02% for the same quarter the year earlier. The improvement in net interest spread reflected a decline in the Company's cost of funds from 4.09% for the quarter ended March 31, 1996 to 3.76% for the quarter ended March 31, 1997. The overall increase in net interest income compared to the prior year quarter primarily reflects the Company's growth from its May 1996 branch acquisition.

Interest income from investments and loans increased to $9.1 million for the quarter ended March 31, 1997 compared to $8.5 million for the quarter ended March 31, 1996. Average earning assets increased from $421.2 million for the first quarter of 1996 to $450.8 million for the first quarter of 1997. Interest expense remained relatively constant at approximately $4.1 million while average costing liabilities increased from $403.6 million in 1996 to $435.0 million in 1997.

The loan loss provision increased from $296,000 for the first quarter of 1996 to $373,000 for the first quarter of 1997. The increased provision reflects additions to the allowance for loan losses consistent with the continued loan growth and current levels of non-performing loans. The ratio of non-performing loans to total loans decreased from 1.87% at March 31, 1996 to 1.13% at March 31, 1997. The ratio of non-performing assets to total assets also decreased from 1.59% at the end of March 1996 to .91% at the end of March 1997.

Total non-interest income increased 23% to $724,000 for the quarter ended March 31, 1997 compared to the same period of 1996. Increases in loan and deposit service fees, brokerage fees, and a $30,000 gain on the sale of securities contributed to the growth in non-interest income.



                                      (8)

Total non-interest expense increased 23% to $3.4 million for the quarter ended March 31, 1997 from $3.1 million for the quarter ending March 31, 1996. The increase is primarily attributed to the additional expenses including salaries and benefits and deposit premium amortization relating to the three branches acquired in May 1996.

The provision for income taxes was $759,000 for the first quarter of 1997 compared to $640,000 for the first quarter of 1996, reflecting the increase in income before taxes in 1997.



                                      (9)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $481.2 million at March 31, 1997, compared to $472.9 million at December 31, 1996.

Loans receivable at March 31, 1997 compared to December 31, 1996 remained relatively constant at $345.1 million. Within the loan portfolio, residential mortgage loans increased $820,000, commercial mortgage loans decreased $2.2 million, consumer loans increased $478,000, and commercial loans increased $1.2 million.

The allowance for loan losses increased from $3.4 million at December 31, 1996 to $3.6 million at March 31, 1997. The allowance for loan losses as a percentage of total loans was .97% at December 31, 1996 and 1.03% at March 31, 1997. The allowance as a percentage of non-performing loans was 93.3% at December 31, 1996 and 91.0% at March 31, 1997.

Securities held as available for sale increased from $43.9 million at December 31, 1996 to $48.1 million at March 31, 1997 while Federal Funds sold increased from $300,000 to $2.0 million for the same time periods. The increase in securities held as available for sale were primarily in U.S. Agencies which were $3.8 million higher at the end of the first quarter of 1997 compared to year-end 1996.

Total deposits increased from $410.2 million to $422.8 million during the first quarter of 1997. The increase was primarily in municipal deposits which accounted for $20.8 million of deposits at the end of the quarter. As part of its charter change effective January 1, 1997, Cayuga was able to begin accepting municipal deposits. With the increase in deposits, total borrowings declined from $25.3 million at year-end 1996 to $20.3 million at March 31, 1997. The outstanding balance of term advances from the Federal Home Loan Bank of New York ("FHLBNY") increased $3.1 million while overnight draws against lines of credit from FHLBNY decreased $8.3 million.

At March 31, 1997, Iroquois Bancorp, Inc. had total shareholders' equity of $35.5 million compared to $34.8 million at December 31, 1996. The average equity to assets ratio increased from 7.19% at December 31, 1996 to 7.34% at March 31, 1997. The tangible equity to assets ratio ended the period March 31, 1997 at 6.79%.

As of March 31, 1997, the capital ratios of the Company and both of its banking subsidiaries exceeded the capital ratio requirements of the "well capitalized" category under the regulatory framework for prompt corrective actions.

At March 31, 1997, the Company held as available for sale short term liquid assets including securities and loans of $50.1 million compared to $44.2 million at December 31, 1996. The Company considers its current level of liquidity and additional sources of funds as both sufficient and within acceptable ranges.



                                      (10)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 10(A) Employment Agreement with Richard D. Callahan
          Exhibit 10(B) Employment Agreement with Richard J.
                        Notebaert, Jr.
          Exhibit 10(C) Employment Agreement with Marianne R. O'Connor
          Exhibit 10(D) Employment Agreement with W. Anthony Shay, Jr.
          Exhibit 10(E) Employment Agreement with Henry M. O'Reilly
          Exhibit 10(F) Separation Agreement with James H. Paul



                                      (11)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES



                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Iroquois Bancorp, Inc.
                                      (Registrant)


Date:    May 13, 1997                  /s/Richard D. Callahan
                                     -----------------------------
                                      Richard D. Callahan
                                      President & CEO



Date:    May 13, 1997                  /s/Marianne R. O'Connor
                                     ----------------------------
                                      Marianne R. O'Connor
                                      Treasurer & CFO



                                      (12)

                                EXHIBITS INDEX



Exhibit 10(A) Employment Agreement with Richard D. Callahan

Exhibit 10(B) Employment Agreement with Richard J. Notebaert, Jr.

Exhibit 10(C) Employment Agreement with Marianne R. O'Connor

Exhibit 10(D) Employment Agreement with W. Anthony Shay, Jr.

Exhibit 10(E) Employment Agreement with Henry M. O'Reilly

Exhibit 10(F) Separation Agreement with James H. Paul