Form 10-Q
period 1997-06-30
IROQUOIS BANCORP INC
filed 1997-08-08
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                  SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  June 30, 1997
                  ---------------

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,376,961 shares of common
                                                  ---------
stock on June 30, 1997.

                               INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         June 30, 1997 and December 31, 1996...................   3

         Condensed Consolidated Statements of Income -
         Three Months Ended June 30, 1997 and 1996.............   4

         Condensed Consolidated Statements of Income -
         Six Months Ended June 30, 1997 and 1996...............   5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996............... 6-7

         Notes to Condensed Consolidated Financial
         Statements............................................ 8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........10-13

Item 3.  Quantative and Qualitative Disclosures About
         Market Risk..........................................   13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................   14

Item 2.  Changes in Securities................................   14

Item 3.  Defaults upon Senior Securities......................   14

Item 4.  Submission of Matters to a Vote of Security Holders..   14

Item 5.  Other Information....................................   14

Item 6.  Exhibits and Reports on Form 8-K.....................   14


SIGNATURES....................................................   15



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  June 30,   December 31,
                                                    1997         1996
                                                  ---------  -------------
ASSETS
Cash and due from banks                           $ 15,067       $ 10,375
Federal funds sold and interest-bearing
  deposits with other financial institutions         3,000            300
Securities available for sale                       51,059         43,895
Securities held to maturity                         52,670         54,392
Loans receivable                                   356,817        348,463
  Less allowance for loan losses                     2,938          3,389
                                                  --------       --------
    Loans receivable, net                          353,879        345,074
Premises and equipment, net                          7,244          7,114
Federal Home Loan Bank stock, at cost                2,435          2,279
Accrued interest receivable                          3,716          3,571
Other assets                                         7,833          5,908
------------------------------------------------  --------       --------
  Total Assets                                     496,903        472,908
================================================  ========       ========

LIABILITIES
Savings and time deposits                         $399,967       $385,288
Demand deposits                                     28,085         24,934
Borrowings                                          29,529         25,536
Accrued expenses and other liabilities               2,498          2,348
------------------------------------------------  --------       --------
  Total Liabilities                               $460,079       $438,106
------------------------------------------------  --------       --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 29,999 and 30,957 shares
   issued and outstanding in June 1997
   and December 1996 respectively,
   liquidation value $3,000                             30             31
  Series B - 18,652 and 19,082 shares
   issued and outstanding in June 1997
   and December 1996 respectively,
   liquidation value $1,865                             19             19
Common Stock $1.00 par value; 6,000,000 shares
  authorized; 2,376,961 and 2,367,940 shares
  issued and outstanding at June 30, 1997
  and December 31, 1996, respectively                2,377          2,368
Additional paid-in capital                          13,543         13,520
Retained earnings                                   21,192         19,260
Net unrealized gain(loss) on securities
  available for sale                                   100             56
Unallocated shares of Stock Ownership Plans           (437)          (452)
------------------------------------------------  --------       --------
  Total Shareholders' Equity                        36,824         34,802
------------------------------------------------  --------       --------
Total Liabilities and Shareholders' Equity        $496,903       $472,908
================================================  ========       ========

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three months ended
                                                   June 30,
                                               1997       1996
                                             ---------  ---------

Interest Income:
Loans                                           $7,542    $7,400
Securities                                       1,671     1,463
Other                                              110       123
-------------------------------------------     ------    ------
                                                 9,323     8,986
                                                ------    ------
Interest Expense:
Deposits                                         3,896     3,695
Borrowings                                         322       416
-------------------------------------------     ------    ------
                                                 4,218     4,111
                                                ------    ------
  Net Interest Income                            5,105     4,875

Provision for loan losses                          372       446
-------------------------------------------     ------    ------
Net Interest Income after Provision
  for Loan Losses                                4,733     4,429
-------------------------------------------     ------    ------
Non-Interest Income:
Service charges, commissions and fees              746       656
Net gain (loss) on sales of securities
  and loans                                          7        (1)
Other                                               96        36
-------------------------------------------     ------    ------
  Total Non-Interest Income                        849       691
-------------------------------------------     ------    ------
Non-Interest Expense:
Salaries and employee benefits                   1,815     1,666
Occupancy and equipment expenses                   424       421
Computer and product service fees                  309       269
Promotion and marketing expenses                    88        91
Deposit insurance                                   25        49
Other                                              830       736
-------------------------------------------     ------    ------
  Total Non-Interest Expense                     3,491     3,232
-------------------------------------------     ------    ------
Income Before Income Taxes                       2,091     1,888
Income taxes                                       793       737
-------------------------------------------     ------    ------

Net Income                                       1,298     1,151
Preferred stock dividend                           111       111
-------------------------------------------     ------    ------
Net income attributable to common stock         $1,187    $1,040
===========================================     ======    ======

Net income per common share                       $.50       .45
===========================================     ======    ======

Cash dividends declared                           $.08       .08

See accompanying notes to condensed consolidated financial statements.





                                      (4)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Six months ended
                                                   June 30,
                                                1997      1996
                                              ---------  -------

Interest Income:
Loans                                           $14,989  $14,510
Securities                                        3,280    2,783
Other                                               166      211
--------------------------------------------    -------  -------
                                                 18,435   17,504
                                                -------  -------
Interest Expense:
Deposits                                          7,597    7,230
Borrowings                                          667      956
--------------------------------------------    -------  -------
                                                  8,264    8,186
                                                -------  -------
  Net Interest Income                            10,171    9,318

Provision for loan losses                           745      742
--------------------------------------------    -------  -------
Net Interest Income after Provision
  for Loan Losses                                 9,426    8,576
--------------------------------------------    -------  -------
Non-Interest Income:
Service charges, commissions and fees             1,362    1,207
Net gain (loss) on sales of securities
  and loans                                          37        1
Other                                               174       70
--------------------------------------------    -------  -------
  Total Non-Interest Income                       1,573    1,278
--------------------------------------------    -------  -------
Non-Interest Expense:
Salaries and employee benefits                    3,628    3,249
Occupancy and equipment expenses                    868      833
Computer and product service fees                   626      490
Promotion and marketing expenses                    162      173
Deposit insurance                                    49       99
Other                                             1,587    1,490
--------------------------------------------    -------  -------
  Total Non-Interest Expense                      6,920    6,334
--------------------------------------------    -------  -------
Income Before Income Taxes                        4,079    3,520
Income taxes                                      1,552    1,377
--------------------------------------------    -------  -------

Net Income                                        2,527    2,143
Preferred stock dividend                            219      229
--------------------------------------------    -------  -------
Net income attributable to common stock         $ 2,308  $ 1,914
============================================    =======  =======

Net income per common share                        $.98      .83
============================================    =======  =======

Cash dividends declared                            $.16     $.16

See accompanying notes to condensed consolidated financial statements.





                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                  Six months ended
                                                      June 30,
                                                   1997       1996
                                                 ---------  --------
  Cash flows from operating activities:
  Net income                                     $  2,527     2,143
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization expense,
    provision for loan losses, deferred
    taxes and other                                 1,248       905
  Net (gain) loss on sale of securities
    and loans                                         (37)       (1)
  (Decrease) in accrued interest receivable
    and other assets                                 (608)     (225)
  Increase (decrease) in accrued expenses
    and other liabilities                              56       710
-----------------------------------------------  --------   -------
  Net cash provided by operating activities         3,186     3,532
-----------------------------------------------  --------   -------
  Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                        1,381     1,502
  Proceeds from maturities and redemptions
    of securities available for sale                1,768     2,870
  Proceeds from maturities and redemptions
    of securities held to maturity                  7,670     5,601
  Purchases of securities available for sale       (9,370)   (5,322)
  Purchases of securities held to maturity         (6,817)  (15,791)
  Loans made to customers net of principal
    payments received                              (9,271)  (10,375)
  Loans of acquired branches                           --   (10,270)
  Proceeds from sales of loans                        918     1,738
  Capital expenditures                               (437)     (645)
  Purchase of FHLB stock                             (156)      (45)
  Premium paid for deposits                            --    (3,032)
  Other - net                                      (2,730)   (1,440)
-----------------------------------------------  --------   -------
  Net cash provided (used) by investing
    activities                                    (17,044)  (35,209)
-----------------------------------------------  --------   -------
  Cash flows from financing activities:
  Net increase (decrease) in savings
    accounts and demand deposits                      674      (507)
  Net increase in time deposits                    17,156    (2,733)
  Deposits of acquired branches                        --    46,652
  Net increase (decrease) in borrowings
    and other liabilities                           3,993   (12,650)
  Proceeds from issuance of common stock              161       183
  Dividends paid                                     (595)     (602)
  Redemption of preferred stock                      (139)      (30)
-----------------------------------------------  --------   -------
  Net cash provided (used) by financing
    activities                                     21,250    30,313
-----------------------------------------------  --------   -------


                                      (6)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                 Six months ended
                                                     June 30,
                                                   1997     1996
                                                 --------  -------

  Net increase (decrease) in cash and
    cash equivalents                              $ 7,392  (1,364)
  Cash and cash equivalents at beginning of
    period                                         10,675  12,390
-----------------------------------------------   -------  ------
  Cash and cash equivalents at end of period       18,067  11,026
-----------------------------------------------   -------  ------

  Supplemental disclosures of cash flow
    information:
  Cash paid during the period for:
      Interest                                      8,279   8,120
      Income taxes                                    711   1,329

  Supplemental schedule of non-cash investing
    activities:
  Loans to facilitate the sale of ORE                  46      99
  Additions to other real estate                      467   1,150



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

 2)   Earnings Per Share
      ------------------

      Net income per common share for 1997 and 1996 was calculated for the respective periods by dividing net income applicable to common shares of $2,308,000 in 1997 and $1,914,000 in 1996 by the weighted average number of shares outstanding of 2,348,362 in 1997 and 2,318,518 in 1996. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.

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



                                      (8)

      In June 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for the Company in 1988. Adoption of SFAS 129 is not expected to have an impact on the financial condition or results of operations of the Company.

      In June 1997, the FASB issued SFAS NO. 130, Reporting Comprehensive Income. SFAS No. 123 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.
      The impact of adopting SFAS No. 130, which is effective for the Company in 1998, has not been determined.

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company in 1998 and the impact of adoption has not been determined.



                                      (9)

                             IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



  RESULTS OF OPERATIONS
  ---------------------

  THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996
  ----------------------------------------------------------

  Net income for the three months ended June 30, 1997 was $1,298,000 or $.50 per share, compared to net income of $1,151,000, or $.45 per share for the three months ended June 30, 1996.

  Net interest income was $5,105,000 for the second quarter of 1997, compared to $4,875,000 for the second quarter of 1996. The increase in net interest income was volume driven as the yield on assets fell to 8.13% for the current quarter from 8.17% for the year earlier quarter.

  Interest income was $9,323,000 for the quarter ended June 30, 1997, compared to $8,986,000 for the quarter ended June 30, 1996. Average earning assets increased from $440.2 million at the end of June 1996 to $458.5 million at the end of June 1997; average loans increased from $338.3 million to $348.4 million.

  Interest expense on deposits and borrowings was $4,218,000 for the quarter ended June 30, 1997 compared to $4,111,000 for the quarter ended June 30, 1996. Average costing liabilities increased from $410.7 million at the end of June 1996 to $421.5 million at the end of June 1997. Average deposits including non-interest bearing demand deposits increased from $402.2 million to $426.0 million while average borrowings were reduced from $29.5 million to $21.4 million. The cost of funds remained constant at 4.00% for each quarter.

  The loan loss provision decreased from $446,000 for the second quarter of 1996 to $372,000 for the second quarter of 1997. The decreased provision reflects the changing composition of the loan portfolio. The average balance of retail loans increased. The average balance of commercial loans decreased the prior year. The decrease in commercial loans includes the sale of $4.6 million of classified commercial real estate mortgages during the third quarter of 1996.

  Total non-interest income increased from $691,000 for the second quarter of 1996 to $849,000 for the second quarter of 1997, reflecting increased loan and deposit service fees.



                                      (10)

  Total non-interest expense increased from $3.2 million for the second quarter of 1996 to $3.5 million for the second quarter of 1997. The increase was primarily additional salary and benefit expense, legal fees and consulting fees. Other real estate expenses also increased and were associated with the foreclosure and disposition of non-performing loans.

  The provision for income taxes for the three months ended June 30, 1997, was $793,000, compared to $737,000 for the same period in 1996.


  SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996
  --------------------------------------------------------

  Net income for the six months ended June 30, 1997 was $2,527,000 or $.98 per share, compared to net income of $2,143,000, or $.83 per share, for the six months ended June 30, 1996.

  Net interest income was $10,171,000 for the first six months of 1997, compared to $9,318,000 for the first six months of 1996. The increase was both rate and volume related as the net interest spread increased from 4.08% for the first half of 1996 to 4.20% for the first half of 1997. The improvement was attributable to the cost of liabilities which was 4.08% for the six months ended June 30, 1996 compared to 3.94% for the six months ended June 30, 1997. Average liability costs were lower in 1997 as a result of the lower costing deposits acquired in the May 1996 branch acquisition and the replacement of higher costing borrowings with lower costing public deposits since January 1997.

  The increase in interest income from $17,504,000 for the first six months of 1996 to $18,435,000 for the first six months of 1997 was volume related as the yield on assets decreased during the period from 8.16% to 8.14%. The average balance of earning assets increased from $429.0 million to $453.0 million; average loans increased from $333.2 million to $346.1 million.

  The loan loss provision for the six months ending June 30, 1997 was $745,000, compared to $742,000 for the six months ending June 30, 1996. The ratio of non-performing loans to total loans increased from 1.20% at June 30, 1996, to 1.40% at June 30, 1997.

  Total non-interest income was $1,573,000 for the first half of 1997, compared to $1,278,000 for the first half of 1996. The increase was primarily related to service fees on loans and deposits. Gains on the sale of loans and securities were $37,000 for the current period, compared to $1,000 for the same period the year earlier.



                                      (11)

  Total non-interest expense was $6,920,000 for the first six months of 1997 compared to $6,334,000 in 1996. The increase in salary and benefits reflects the additional expenses related to the branches acquired in 1996. Computer and product service fees increased reflecting increased data processing fees and service fees relating to the "Business Manager" accounts receivable product. The increase in other expenses were primarily related to deposit premium amortization and consulting fees.

  The provision for income taxes through June 30, 1997 was $1,552,000, compared to $1,377,000 at June 30, 1996.


  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
  ----------------------------------------------------

  Consolidated assets were $496.9 million at June 30, 1997, compared to $472.9 million at December 31, 1996.

  Net loans receivable were $353.9 million at the end of June 1997, or $8.8 million higher than the $345.1 million balance at the end of December 1996. Within the loan portfolio, residential mortgage loans increased $10.9 million, to $199.1 million, while commercial mortgage loans decreased $4.4 million, to $41.6 million. Other consumer lending was stagnant during the period, increasing only $369,000, to $74.6 million. Other commercial loans also displayed slow growth, increasing $1.5 million to $41.5 million.

  The allowance for loan losses ended June 30, 1997 at $2.9 million, down from $3.4 million at the end of December 1996. The allowance for loan losses as a percentage of total loans was .82% at June 30, 1997, compared to .97% at December 30, 1996. The allowance as a percentage of non-performing loans was 91.0% at December 30, 1996 and 58.9% at June 30, 1997. The decrease in the allowance primarily reflects the charge-off of certain impaired loans during the period.

  Total securities increased from $98.3 million at December 31, 1996 to $103.7 million at June 30, 1997. The increase of $7.2 million was solely in securities available for sale, which stood at $51.1 million at end of the period. Securities held to maturity decreased by $1.7 million to end the period at $52.7 million. The increase in securities available for sale were primarily in U.S. Government and U.S. Agency securities, while the decrease in securities held to maturity was primarily in fixed rate mortgage backed securities.

  Total deposits increased from $410.2 million to $428.1 million during the first six months of 1997. The increase was in public deposits, which accounted for $26.7 million of deposits at the end of June 1997. The largest increase was in short-term certificates of deposit, which totaled $17.3 million at June 30, 1997.



                                      (12)

  Borrowings from the Federal Home Loan Bank of New York ("FHLBNY") increased during the period. Total borrowings were $25.5 million at December 31, 1996, compared to $29.5 million at June 30, 1997. The increase was all in term advances as draws against overnight lines of credit remained the same.

  At June 30, 1997, Iroquois Bancorp, Inc. had total shareholders' equity of $36.8 million, compared to $34.8 million at December 31, 1996. The average equity to assets ratio increased from 7.12% at the end of December 1996 to 7.31% at the end of June 1997. Tier 1 capital to average assets for the period ending June 30, 1997 was 6.67%.

  As of June 30, 1997, the capital ratio of Iroquois Bancorp, Inc. and both of its banking subsidiaries exceeded the capital ratio requirements of the "well capitalized" category under applicable regulatory provisions.

  At June 30, 1997, Iroquois Bancorp, Inc. held as available for sale short-term liquid assets including securities and loans of $54.1 million, compared to $44.2 million at December 31, 1996. The Company considers its current level of liquidity and additional sources of funds as both sufficient and within acceptable ranges.



  Item 3.   QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not Applicable



                                      (13)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



  Item 1.   Legal Proceedings - None

  Item 2.   Changes in Securities - None

  Item 3.   Defaults upon Senior Securities - None

  Item 4.   Submission of Matters to a Vote of Security Holders

            (a) The Annual Meeting of Shareholders of the Company was held on May 8, 1997.

            (b)  At the Annual Meeting, three directors were elected:
                 Brian D. Baird, John Bisgrove, Jr.,
                 Richard D. Callahan.

            (c) On the proposal for the election of the three directors, the following votes were cast:

                                           For     Withheld
                                        ---------  --------
                 Brian D. Baird         1,846,083    11,934
                 John Bisgrove, Jr.     1,842,498    15,517
                 Richard D. Callahan    1,852,587     5,429

                 On the proposal to approve the selection of KPMG Peat Marwick LLP as independent auditors, the following votes were cast:

                      For                Against     Abstain
                      ---                -------     -------
                   1,846,337              7,907       3,770

                 There were no broker non-votes as there was no non-discretionary matter on the agenda for which brokers may not vote without instruction.

  Item 5.   Other Information - None

  Item 6.   Exhibits and Reports on Form 8-K - None



                                      (14)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES



                                   SIGNATURE
                                   ---------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Iroquois Bancorp, Inc.
                                        (Registrant)


  Date:  August 8, 1997                  /s/Richard D. Callahan
                                       -----------------------------
                                        Richard D. Callahan
                                        President & CEO



  Date:  August 8, 1997                  /s/Marianne R. O'Connor
                                       ----------------------------
                                        Marianne R. O'Connor
                                        Treasurer & CFO



                                      (15)