Form 10-Q
period 1997-09-30
IROQUOIS BANCORP INC
filed 1997-11-14
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---
               SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  September 30, 1997
                  --------------------

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

         APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,387,989 shares of common
                                                  ---------
stock on September 30, 1997.

                                     INDEX



                                                                   Page No.
                                                                   --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         September 30, 1997 and December 31, 1996.............          3

         Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 1997 and 1996.......          4

         Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 1997 and 1996........          5

         Condensed Consolidated Statements of Cash Flows-
         Nine Months Ended September 30, 1997 and 1996........        6-7

         Notes to Condensed Consolidated Financial
         Statements............................................       8-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........      10-13

Item 3.  Quantative and Qualitative Disclosures About
         Market Risk..........................................         13


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings....................................         14

Item 2.  Changes in Securities................................         14

Item 3.  Defaults upon Senior Securities......................         14

Item 4.  Submission of Matters to a Vote of Security Holders..         14

Item 5.  Other Information....................................         14

Item 6.  Exhibits and Reports on Form 8-K.....................         14


SIGNATURES....................................................         15


                                      (2)

                        ITEM 1.  FINANCIAL INFORMATION
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   September 30, December 31,
                                                       1997          1996
                                                  --------------  -----------
ASSETS
Cash and due from banks                                $ 14,763        10,375
Federal funds sold and interest-bearing
  deposits with other financial institutions              2,700           300
Securities available for sale                            48,525        43,895
Securities held to maturity                              54,105        54,392
Loans receivable                                        362,706       348,463
  Less allowance for loan losses                          3,030         3,389
                                                       --------       -------
    Loans receivable, net                               359,676       345,074
Premises and equipment, net                               7,895         7,114
Federal Home Loan Bank stock, at cost                     2,999         2,279
Accrued interest receivable                               3,719         3,571
Other assets                                              4,577         5,908
------------------------------------------------       --------       -------
  Total Assets                                          498,959       472,908
================================================       ========       =======

LIABILITIES
Savings and time deposits                              $386,181       385,288
Demand deposits                                          28,706        24,934
Borrowings                                               43,225        25,536
Accrued expenses and other liabilities                    2,894         2,348
------------------------------------------------       --------       -------
  Total Liabilities                                    $461,006       438,106
------------------------------------------------       --------       -------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 29,999 and 30,957 shares
   issued and outstanding in September
   1997 and December 1996 respectively,
   liquidation value $3,000                                  30            31
  Series B - 18,652 and 19,082 shares
   issued and outstanding in September
   1997 and December 1996 respectively,
   liquidation value $1,865                                  19            19
  Common Stock $1.00 par value; 6,000,000 shares
   authorized; 2,387,989 and 2,367,940 shares
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively                    2,388         2,368
Additional paid-in capital                               13,709        13,520
Retained earnings                                        22,069        19,260
Net unrealized gain on securities
  available for sale                                        175            56
Unallocated shares of Stock Ownership Plans                (437)         (452)
------------------------------------------------       --------       -------
  Total Shareholders' Equity                             37,953        34,802
------------------------------------------------       --------       -------
Total Liabilities and Shareholders' Equity             $498,959       472,908
================================================       ========       =======

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             Three months ended
                                                September 30,
                                               1997        1996
                                           ----------------------

Interest Income:
Loans                                          $7,713      7,577
Securities                                      1,677      1,499
Other                                              86         60
-----------------------------------------      ------     ------
                                                9,476      9,136
                                               ------     ------
Interest Expense:
Deposits                                        3,974      3,776
Borrowings                                        432        290
-----------------------------------------      ------     ------
                                                4,406      4,066
                                               ------     ------
  Net Interest Income                           5,070      5,070

Provision for loan losses                         373        227
-----------------------------------------      ------     ------
Net Interest Income after Provision
  for Loan Losses                               4,697      4,843
-----------------------------------------      ------     ------
Non-Interest Income:
Service charges, commissions and fees             752        677
Net gain (loss) on sales of securities
  and loans                                        52     (1,039)
Other                                              41         53
-----------------------------------------      ------     ------
  Total Non-Interest Income                       845       (309)
-----------------------------------------      ------     ------
Non-Interest Expense:
Salaries and employee benefits                  1,875      1,737
Occupancy and equipment expenses                  423        413
Computer and product service fees                 361        282
Promotion and marketing expenses                   82        107
Deposit insurance                                  24        606
Other                                             829        906
-----------------------------------------      ------     ------
  Total Non-Interest Expense                    3,594      4,051
-----------------------------------------      ------     ------
Income Before Income Taxes                      1,948        483
Income taxes                                      724        193
-----------------------------------------      ------     ------

Net Income                                      1,224        290
Preferred stock dividend                          111        111
-----------------------------------------      ------     ------
Net income attributable to common stock        $1,113        179
=========================================      ======     ======

Net income per common share                      $.47        .08
=========================================      ======     ======

Cash dividends declared                          $.10        .08

See accompanying notes to condensed consolidated financial statements.


                                      (4)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              Nine months ended
                                                September 30,
                                               1997        1996
                                           ------------------------

Interest Income:
Loans                                         $22,702     22,087
Securities                                      4,957      4,282
Other                                             252        271
-----------------------------------------     -------     ------
                                               27,911     26,640
                                              -------     ------
Interest Expense:
Deposits                                       11,571     11,006
Borrowings                                      1,099      1,246
-----------------------------------------     -------     ------
                                               12,670     12,252
                                              -------     ------
  Net Interest Income                          15,241     14,388

Provision for loan losses                       1,118        969
-----------------------------------------     -------     ------
Net Interest Income after Provision
  for Loan Losses                              14,123     13,419
-----------------------------------------     -------     ------
Non-Interest Income:
Service charges, commissions and fees           2,200      1,908
Net gain (loss) on sales of securities
  and loans                                        89     (1,038)
Other                                             129         99
-----------------------------------------     -------     ------
  Total Non-Interest Income                     2,418        969
-----------------------------------------     -------     ------
Non-Interest Expense:
Salaries and employee benefits                  5,503      4,986
Occupancy and equipment expenses                1,291      1,246
Computer and product service fees                 987        772
Promotion and marketing expenses                  244        280
Deposit insurance                                  73        705
Other                                           2,416      2,396
-----------------------------------------     -------     ------
  Total Non-Interest Expense                   10,514     10,385
-----------------------------------------     -------     ------
Income Before Income Taxes                      6,027      4,003
Income taxes                                    2,276      1,570
-----------------------------------------     -------     ------

Net Income                                      3,751      2,433
Preferred stock dividend                          330        340
-----------------------------------------     -------     ------
Net income attributable to common stock       $ 3,421      2,093
=========================================     =======     ======

Net income per common share                     $1.45        .90
=========================================     =======     ======

Cash dividends declared                          $.26        .24

See accompanying notes to condensed consolidated financial statements.


                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                  Nine months ended
                                                    September 30,
                                                   1997       1996
                                                 ---------  --------
  Cash flows from operating activities:
  Net income                                     $  3,751     2,433
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization expense,
    provision for loan losses, deferred
    taxes and other                                 1,933     1,586
  Net (gain) loss on sale of securities
    and loans                                         (89)    1,038
  (Decrease) in accrued interest receivable
    and other assets                                 (276)     (190)
  Increase (decrease) in accrued expenses
    and other liabilities                             641     1,445
-----------------------------------------------  --------   -------
  Net cash provided by operating activities         5,960     6,312
-----------------------------------------------  --------   -------
  Cash flows from investing activities:
  Proceeds from sales of securities available
    for sale                                        8,665     8,026
  Proceeds from maturities and redemptions
    of securities available for sale                4,732     5,716
  Proceeds from maturities and redemptions
    of securities held to maturity                  9,286     8,359
  Purchases of securities available for sale      (16,933)  (18,179)
  Purchases of securities held to maturity         (9,874)  (15,940)
  Loans made to customers net of principal
    payments received                             (16,436)  (14,489)
  Loans of acquired branches                           --   (10,270)
  Proceeds from sales of loans                      2,196     3,211
  Capital expenditures                             (1,260)     (889)
  Purchase of FHLB stock                             (721)      (45)
  Premium paid for deposits                            --    (3,032)
  Other - net                                        (446)   (1,380)
-----------------------------------------------  --------   -------
  Net cash provided (used) by investing
    activities                                    (20,791)  (38,912)
-----------------------------------------------  --------   -------
  Cash flows from financing activities:
  Net increase (decrease) in savings
    accounts and demand deposits                   (3,097)   (1,708)
  Net increase in time deposits                     7,762    (2,920)
  Deposits of acquired branches                        --    46,652
  Net increase (decrease) in borrowings
    and other liabilities                          17,689    (9,153)
  Proceeds from issuance of common stock              346       247
  Dividends paid                                     (942)     (900)
  Redemption of preferred stock                      (139)      (41)
-----------------------------------------------  --------   -------
  Net cash provided (used) by financing
    activities                                     21,619    32,177
-----------------------------------------------  --------   -------


                                      (6)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                 Nine months ended
                                                   September 30,
                                                   1997     1996
                                                 --------  -------

  Net increase (decrease) in cash and
    cash equivalents                                6,788     (423)
  Cash and cash equivalents at beginning of
    period                                         10,675   12,390
-----------------------------------------------   -------   ------
  Cash and cash equivalents at end of period      $17,463   11,967
-----------------------------------------------   -------   ------

  Supplemental disclosures of cash flow
    information:
  Cash paid during the period for:
      Interest                                    $12,716   12,198
      Income taxes                                    916    2,134

  Supplemental schedule of non-cash investing
    activities:
  Loans to facilitate the sale of other
    real estate                                       166      409
  Additions to other real estate                      638    1,639




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

 2)  Earnings Per Share
     ------------------

      Net income per common share for 1997 and 1996 was calculated for the respective periods by dividing net income applicable to common shares of $3,421,000 in 1997 and $2,093,000 in 1996 by the weighted average number of shares outstanding of 2,352,303 in 1997 and 2,321,942 in 1996. The exercise of outstanding stock options was not considered in the calculation because, if exercised, they would not materially affect earnings per share, as presented.

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



                                      (8)

      In June 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for the Company in 1988. Adoption of SFAS 129 is not expected to have an impact on the financial condition or results of operations of the Company.

      In June 1997, the FASB issued SFAS NO. 130, "Reporting Comprehensive Income." SFAS 123 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS 130, which is effective for the Company in 1998, has not been determined.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS 131 is effective for the Company in 1998 and the impact of adoption has not been determined.



                                      (9)

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996
--------------------------------------------------------------------

Net income for the three months ended September 30, 1997 was $1,224,000, or $.47 per share, compared to net income of $290,000, or $.08 per share, for the three months ended September 30, 1996. The 1996 third quarter results included a pre-tax loss of $1.1 million on the sale of certain classified mortgage loans as well as a $556,000 expense relating to the recapitalization of the SAIF Deposit Insurance Fund.

Net interest income was $5,070,000 for the third quarter of 1997, identical to the amount of net interest income for the third quarter of 1996. Net interest income remained flat for the quarter as a result of lower yields on retail loans and higher deposit and borrowing costs, causing a tightening of net interest margin. The net interest margin was 4.35% for the third quarter of 1997 compared to 4.74% for the third quarter of 1996.

Interest income was $9,476,000 for the quarter ended September 30, 1997, compared to $9,136,000 for the quarter ended September 30, 1996. Average earning assets increased to $465.8 million at quarter end September 1997 from $426.7 million at quarter end September 1996. The largest increase was reflected in residential mortgage loans, which increased to $202.1 million from $185.3 million the year earlier.

Interest expense on deposits and borrowings was $4,406,000 for the quarter ended September 30, 1997, compared to $4,066,000 for the quarter ended September 30, 1996. Average costing liabilities increased to $426.7 million in 1997 from $410.1 million in 1996. Average deposits including non-interest bearing demand deposits increased to $425.3 million from $413.7 million, while average borrowings increased to $28.7 million from $20.1 million the year earlier. The largest increase in deposits was from public funds, which increased to $26.4 million from $11.9 million.

The loan loss provision for the quarter ended September 30, 1997 was $373,000, compared to $227,000 for the quarter ended September 30, 1996. The increase reflects additions to the allowance for loan losses consistent with continued loan growth and current levels of non-performing loans. The ratio of non-performing loans to total loans increased from 1.20% at September 30, 1996 to 1.50% at September 30, 1997.

                                     (10)

Total non-interest income increased to $845,000 in 1997, compared to a loss of $309,000 in 1996. Net losses on the sale of securities and loans totaled $1,039,000 in 1996 compared to net gains of $52,000 in 1997. The loss in 1996 reflects the loss on the sale of $4.6 million of certain classified commercial mortgage loans. Non-interest income, excluding gains/losses on sales of securities and loans, increased $63,000 reflecting increased loan and deposit service fees.

Total non-interest expense decreased from $4,051,000 for the third quarter of 1996 to $3,594,000 for the third quarter of 1997. Excluding the 1996 SAIF assessment, non-interest expense increased 2.8% and was largely related to litigation costs incurred during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996
-------------------------------------------------------------------

Net income for the nine months ended September 30, 1997 was $3,751,000, or $1.45 per share, compared to $2,433,000, or $.90 per share, for the nine months ended September 30, 1996.

Net interest income was $15,241,000 for the first nine months of 1997, compared to $14,388,000 for the first nine months of 1996. The increase was primarily volume related as net interest margin increased from 4.40% for the nine months ended September 30, 1996, to 4.44% for the nine months ended September 30, 1997.

Interest income increased from $26,640,000 for the first nine months of 1996 to $27,911,000 for the first nine months of 1997. Interest expense for the first nine months of 1996 was $14,388,000, compared to $15,241,000 for the first nine months of 1997. Average earning assets increased from $433.5 million in 1996 to $457.3 million in 1997. Average loans increased from $337.2 million to $349.5 million year over year, while average investments increased from $96.3 million to $107.8 million. Average costing liabilities increased from $403.8 -million in 1997 to $420.0 million in 1996.

The loan loss provision for the nine months ended September 30, 1997 was $1,118,000, compared to $969,000 for the nine months ended September 30, 1996. The increase in 1997 compared to 1996 reflects additions to the allowance for loan losses consistent with loan growth and a general increase in non-performing loans, particularly mortgage loans in a non-accrual status.

Total non-interest income was $2,418,000 in 1997, compared to $969,000 in 1996. Non-interest income in 1996 included net losses on the sale of securities and loans of $1,038,000, compared to net gains of $89,000 in 1997.

Total non-interest expense was $10,385,000 in 1996, compared to $10,514,000 in 1997. The increase in salary and benefits primarily reflects additional expenses associated with the three branches acquired during 1996. Computer and product service fees reflect

                                     (11)
increased data processing fees and service fees relating to the "Business Manager" lending product. Deposit insurance premiums decreased as a result of the recapitalization of the SAIF insurance fund during 1996. Other expense increases were associated -Primarily with additional legal and consulting fees.

The provision for income taxes was $1,570,000 through September 30, 1996, compared to $2,276,000 through September 30, 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $499.0 million at September 30, 1997, compared to $472.9 million at December 31, 1996.
Net loans receivable increased to $359.7 million at September 30

1997, from $345.1 million at December 31, 1996. The increase was primarily in residential mortgages, which increased from $188.2 million to $206.2 million. Commercial mortgages decreased from $46.0 million at the end of December 1996 to $41.1 million at the end of September 1997. Other consumer lending was stagnant during the period, with ending balances increasing from $74.2 million to $75.1 million. Growth was also slow in commercial loans, which increased from $40.0 million to $40.3 million.

The allowance for loan losses at September 30, 1997, stood at $3.0 million, down from $3.4 million at the end of December 1996. The allowance for loan losses as a percentage of total loans was .83% at September 30, 1997, compared to .97% at December 31, 1996. The allowance as a percentage of non-performing loans was 91.0% at December 31, 1996 and 55.8% at September 30, 1997. The decrease in the allowance primarily reflects the charge-off of certain impaired loans during the period.

Total securities increased from $98.3 million at December 31, 1996 to $102.6 million at September 30, 1997. The increase was primarily within the available for sale portfolio which increased from $43.9 million to $48.5 million. U.S. Government and Agency security holdings increased, while mortgage-backed securities declined as a result of sales during the third quarter of 1997.

Total deposits increased from $410.2 million at December 31, 1996 to $414.9 million at September 30, 1997. The increase in deposits was primarily in demand deposits, which increased from $24.9 million to $28.7 million.

Borrowings from the Federal Home Loan Bank of New York (FHLBNY) increased during the period. Total borrowings were $25.5 million at December 31, 1996 compared to $43.2 million at September 30, 1997. Term advances increased $6.0 million and draws against lines of credit increased $11.7 million.

                                     (12)

The Company had total shareholders equity of $38.0 million at September 30, 1997, compared to $34.8 million at December 31, 1996. The average equity to assets ratio increased from 7.12% at the end of December 1996 to 7.34% at the end of September 1997. Tier I capital to average assets for the period ending September 30, 1997 was 7.06%.

As of September 30, 1997, the capital ratios of the Company and both of its banking subsidiaries exceeded their respective capital ratio requirements and the member bank ratios were within the "well capitalized" category under applicable regulatory provisions.

At September 30, 1997, short-term liquid assets including securities and loans totaled $53.4 million, compared to $44.2 million at December 31, 1996. The Company considers its current level of liquidity and additional sources of funds as both sufficient and within acceptable ranges.

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



                                        Iroquois Bancorp, Inc.
                                        (Registrant)


Date: November 13, 1997                 /s/Richard D. Callahan
                                        -------------------------------
                                        Richard D. Callahan
                                        President & CEO




Date: November 13, 1997                 /s/Marianne R. O'Connor
                                        -------------------------------
                                        Marianne R. O'Connor
                                        Treasurer & CFO