Form 10-K405
period 1997-12-31
IROQUOIS BANCORP INC
filed 1998-03-30
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _____________ to ____________

                         Commission file number 0-18301
                                                -------

                                IROQUOIS BANCORP, INC.
    ----------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                  New York                         16-1351101
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer
 or organization)                                  Identification Number)

115 Genesee Street, Auburn, New York                  13021
-------------------------------------------------------------------------------
(Address of principal executive offices)           Zip Code

Registrant's telephone number, including area code:   (315) 252-9521

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

Yes     X         No___________
   -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of Registrant's voting stock, its Common Stock, held by non-affiliates of Registrant as of February 27, 1998 was $44,176,000 based upon the closing sale price of $25.25 per share of Common Stock on that date, as reported by the NASDAQ Stock Market.

The number of shares outstanding of Registrant's Common Stock as of February 27, 1998 was 2,392,580.


                      Documents Incorporated by Reference
                      -----------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 30, 1998 are incorporated by reference into Part III.



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

                                     PART I


Item 1.  Description of Business
-------  -----------------------

GENERAL

     Iroquois Bancorp, Inc. (the "Company"), a New York corporation, is a bank holding company that operates two wholly-owned financial institution subsidiaries: Cayuga Bank , a New York state-chartered commercial bank and trust company with its principal offices located in Auburn, New York and The Homestead Savings FA ("Homestead Savings"), a federally chartered savings association with its principal offices located in Utica, New York. Prior to January 1, 1997, the Company was a thrift holding company and Cayuga Bank was a New York state chartered savings bank. The Company became a bank holding company in connection with the change in Cayuga Bank's charter from a savings bank to a commercial bank under New York state law. Cayuga Bank and Homestead Savings are sometimes referred to herein as the "member banks."


DESCRIPTION OF BUSINESS

     The Company, through its member banks and their respective subsidiaries (collectively, the "Subsidiaries"), is engaged solely in the business of providing financial services to consumers and businesses. The Company caters to the particular needs of its market areas through the Subsidiaries, offering a broad range of financial products and services. Loan products offered by the Company include mortgages, home equity loans and lines of credit, consumer installment loans, credit cards, student loans, and commercial loans; deposit products include savings, checking and time deposits, money market accounts, a range of deposits for municipalities or other public corporations, and mortgage escrow accounts. Other services available from the Company include insurance and investment brokerage services, trust services and safe deposit facilities.

     The business of the Company is more fully described in Management's Discussion and Analysis at pages 5 through 23 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report to Shareholders"), incorporated herein by reference to Exhibit (13) hereto.


MARKET AREA

     The Company's market area currently covers the Central New York counties of Cayuga, Oswego and Oneida and is dominated by a steadily aging population base. According to market information provided by Claritas Inc., the population of Cayuga County increased by 1.4% between 1990 and 1996. In Oswego County, the increase was 4.4%. Based on 1990 census data, in Cayuga County 32.5% of the population is over the age of 60, a 3% increase over the 1980 census. In Oswego County the percentages are 25.3% and 6% respectively, and in Oneida County the percentages are 36.6% and 6%, respectively. These statistics appear to follow a national trend of people living longer. The Company intends to focus on this market segment with products and services designed to accommodate an older population, such as deposit accounts for senior citizens, trust and investment services for wealth building and retention, and products for meeting housing needs of the elderly through innovative mortgage programs.

     Much of the market is rural in character, with 20,598 rural housing units out of 33,280 in Cayuga County, 32,443 rural housing units of 48,548 in Oswego County and 34,293 rural housing units out of 101,251 in Oneida County. In Cayuga County, there are 970 active farms, with 735 active farms in Oswego County and 887 active farms in Oneida County. The unemployment rate is 5.6% for Cayuga County, 6.8% for Oswego County and 4.7% for Oneida County.

     The Cayuga Bank market area is located in the Finger Lakes region, between the major Upstate New York cities of Rochester and Syracuse. Cayuga Bank operates five full service offices in Cayuga County, three of which are within the City of Auburn, and one office in Oswego County in the Village of Lacona. To a limited extent the Cayuga Bank market has recently been extended to reach into the Rochester market area through a brokered mortgage program. The metropolitan statistical area (MSA) unemployment rate for Rochester is 4.0%. At the end of the 1997 fiscal year, Cayuga Bank closed an office located in Lansing, Tompkins County. Cayuga Bank is making efforts to retain customers from the Lansing office by servicing them through the Moravia Office, the Bank's nearest location in a contiguous County.

     The Homestead Savings market area is located in the Mohawk Valley region, east of Syracuse, and it includes the City of Utica. In the past several years, the Mohawk Valley area has experienced a loss of manufacturing jobs and the closing of the Griffiss Air Force Base in Rome, New York. The region has, however, shown some signs of stabilization in the manufacturing sector, with the former Lockheed-Martin manufacturing complex being purchased by ConMed and announcement of expansion plans for local facilities by companies such as Special Metals, Xerox and Mobile Climate Control.

COMPETITION

     Because the primary business of the Company is the ongoing business of its Subsidiaries, the competitive conditions faced by the Company are primarily those of the member banks as financial institutions in their respective geographic markets. Within their respective market areas, the member banks encounter intense competition from other financial institutions offering comparable products. These competitors include commercial banks, savings banks, savings and loan associations, and credit unions. Competition for the broader range of financial services provided by all of the Subsidiaries also comes from non-banking entities such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies, mortgage companies, and money market and mutual fund companies.

     To differentiate itself from the competition in its market areas, the Company places strong emphasis on providing customers with highly personalized service and products tailored to individual customer's needs. The Subsidiaries utilize personal sales calls, convenient hours and locations, and loyalty programs.

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


STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3 (Guide 3), is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 7 in Table 1 - Net Interest Income Analysis, and on page 8 in Table 2 - Rate/Volume Analysis, which Tables 1 and 2 are incorporated herein by reference.

II.  Investment Portfolio

     Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 15 in Table 6 - Securities and on page 16 in Table 7 - Maturity Schedule of Securities, which Tables 6 and 7 are incorporated herein by reference.

III. Loan Portfolio

     A.   Composition of Loan Portfolio

          Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 10 in Table 3 - Summary of the Loan Portfolio, which Table 3 is incorporated herein by reference.

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          Information required by this section of Guide 3 is presented in Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 10 in the table entitled Selected Loan Maturity and Interest Rate Sensitivity, which Table is incorporated herein by reference.

     C.   1.   Risk Elements

               Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 14 in Table 5 - Summary of Non-Performing Assets, which Table 5 is incorporated herein by reference.

          2.   Potential Problem Loans

               Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on pages 12 through 14, in the discussion under the caption Non-Performing Assets, which discussion is incorporated herein by reference.

          3.   Foreign Outstandings

               The Company does not make loans to foreign companies and, at December 31, 1997, 1996 and 1995, there were no foreign loans outstanding.

          4.  Loan Concentrations

               Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders on pages 42 and 43 in note (17) of the Notes to Consolidated Financial Statements relating to Commitments and Contingencies, which note
               (17) is incorporated herein by reference.


IV.  Summary of Loan Loss Experience

     A.   Analysis of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 13 in Table 4 - Allowance for Loan Losses, in the discussion on page 11 under the caption Allowance for Loan Losses and in the discussion on pages 12 through 14 under the caption Non-Performing Assets, which Table 4 and which discussions are incorporated herein by reference.

     B.   Allocation of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 13 in that portion of Table 4 - Allowance for Loan Losses under the separate table heading Allocation of Allowance for Loan Losses at December 31, which portion of Table 4 is incorporated herein by reference.

V.   Deposits

     Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders in Management's Discussion and Analysis on page 7 in Table 1 - Net Interest Income Analysis, on page 17 in Table 8 - Deposits and on page 17 in Table 9 - Maturities of Time Deposits - $100,000 and Over, which Tables 1, 8 and 9 are incorporated herein by reference.

VI.  Return on Equity and Assets

     Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders on page 4 in the table entitled Selected Consolidated Financial Data, which Table is incorporated herein by reference.

VII. Short-Term Borrowings

     Information required by this section of Guide 3 is presented in the Registrant's 1997 Annual Report to Shareholders on pages 35 and 36 in note
     (7) of the Notes to Consolidated Financial Statements relating to Borrowings, in that portion of the table therein on information related to the Federal Home Loan Bank Line of Credit at December 31, 1997 and 1996 and in the discussion therein under the caption Line of Credit and Term Advances, which tabular information and discussions are incorporated herein by reference.

EMPLOYEES

     At December 31, 1997, the Company and its subsidiaries had 180 full-time and 37 part-time employees. The Company and its Subsidiaries provide a variety of benefit programs including group life, health, accident and other insurance benefits, and retirement and stock ownership plans.


REGULATION AND SUPERVISION

     The earnings of banks, and therefore the earnings of the Company, are affected by policies of regulatory authorities, most significantly the Board of Governors of the Federal Reserve System (the "FRB") which implements policies to influence interest rates and the supply of money and credit in the banking system. The FRB's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks, primarily through the FRB's policies that have a direct impact on interest rates. The effects of various FRB policies on future business and earnings of the Company cannot be predicted, nor can the nature or extent of any effects of possible future governmental controls, legislative or regulatory changes that may be implemented by the FRB or any of the other regulatory agencies with jurisdiction over the Company or any Subsidiaries.

     As sole shareholder of Cayuga Bank, under federal law the Company is a bank holding company subject to the jurisdiction of the FRB. The Company also falls within the definition of a thrift holding company as sole shareholder of Homestead Savings, under the jurisdiction of the Office of Thrift Supervision ("OTS"). Under the provisions of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA"), the OTS adopted rules applicable to holding companies that qualify as both a bank and thrift holding company, and the OTS no longer supervises a holding company that controls both a bank and a savings association if it is registered with the FRB. Accordingly, under federal law, the Company files all reports with and is subject to regulation, examination, and supervision solely by the FRB even though it continues to own a savings association. OTS, however, continues to be the primary regulatory authority for Homestead Savings, the Company's wholly-owned savings association subsidiary.

     The Company also has been and continues to be a bank holding company for purposes of state law and, as such, is subject to regulation, examination, and supervision by the New York State Banking Department.

     Cayuga Bank operates as a commercial bank, chartered as a New York State trust company, and is subject to regulation, supervision and examination by the New York State Banking Department as its primary regulatory authority and by the Federal Deposit Insurance Corporation ("FDIC"). Homestead Savings is subject to regulation, supervision and examination by the OTS as its primary regulatory authority. Cayuga Bank's deposits are insured by the FDIC Bank Insurance Fund ("BIF") and Homestead Savings' deposits are insured by the FDIC Savings Association Insurance Fund ("SAIF"). Each of the financial institutions is subject to assessment of insurance premiums as the FDIC may require from time to time to assure that the BIF and SAIF have adequate reserves. During the last year, Cayuga Bank, as a well-capitalized institution insured by BIF, paid an assessment of $0.013 per $100 of qualifying deposits and Homestead Savings, as a well-capitalized SAIF-insured institution, paid $0.06 per $100 of qualifying deposits. FDIC deposit insurance coverage under the respective BIF and SAIF is generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate insured status or to suspend it temporarily under special conditions.

     The FRB has adopted minimum capital ratios and guidelines for assessing the adequacy of capital of bank holding companies. The minimum capital ratios consist of a risk-based measure, a leverage ratio and a Tier 1 leverage ratio. Under the risk-based measure, a bank holding company must have a minimum ratio of qualifying total capital to risk-weighted assets equal to 8%, of which at least 4% must be in the form of Tier 1 capital. Qualifying total capital is calculated by adding Tier 1 capital and Tier 2 capital. The risk-based capital ratio, calculated by dividing qualifying capital by risk-weighted assets, also incorporates capital charges for certain market risks. The leverage measure of capital is based on two components, a minimum level of primary capital to total assets of 5.5% and a minimum level of total capital to total assets of 6.0%.
The Tier 1 leverage ratio requires the ratio of Tier 1 capital to total assets be at least 3%, and 100 to 200 basis points higher for holding companies that do not meet certain other criteria. The other criteria include excellent asset quality, high liquidity, low interest rate exposure and good earnings. At December 31, 1997, the Company's capital ratios were in excess of the minimum requirements.

     The FRB also places bank holding companies into various categories based upon these measures of capital adequacy, of which the highest level is "well capitalized." A bank holding company is considered well capitalized if it maintains a risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 4% or greater, or 3% if it has a supervisory rating category (BOPEC) of 1 or has incorporated market risk measures in its risk-based capital ratio, and if the bank holding company is not subject to any written agreement, order or similar directive issued by FRB for maintaining capital levels. Under EGRPRA, a bank holding company that is deemed to be well-capitalized may engage in permissible non-banking activities without prior approval from the FRB. Based on the Company's calculation of its capital ratios, the Company qualifies as a well capitalized bank holding company.

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

     For supervisory purposes, each of the federal bank regulatory agencies have promulgated regulations establishing five categories, ranging from well-capitalized to critically under-capitalized, depending upon the institution's capital and other factors. Capital adequacy provisions that apply to both Cayuga Bank and Homestead Savings under guidelines adopted by all federal banking regulatory agencies also require market risk measures to be included in risk-based capital standards.

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

     Cayuga Bank and Homestead Savings are also subject to certain FRB regulations for the maintenance of reserves in cash or in non-interest bearing accounts, the effect of which is to increase their cost of funds. Cayuga Bank is also subject to comprehensive New York state regulation, including limitations on the amount of dividends that may be paid to Iroquois as its sole shareholder.

Item 2.  Properties
-------  ----------

          The Company's properties are all located in Central New York State. Six banking office facilities are utilized by Cayuga Bank: three in Auburn, one in Weedsport, one in Moravia, and one in Lacona, all of which are owned. The Company has two offices in Utica, one office in Waterville, and one office in Clinton, that are all owned and utilized as banking offices by Homestead Savings. The Company also leases space in Freedom Mall, Rome, New York for use by Homestead Savings, which lease expires in June, 1998. All of these properties are in generally good condition and appropriate for their intended use. The property used by the Cayuga Bank office in Lansing, New York until it was closed at the end of 1997 was under lease that expired in December of 1997 and was not renewed.

Item 3.  Legal Proceedings
-------  -----------------

          The Company is not involved in any pending legal proceedings, other than routine legal proceedings undertaken in the ordinary course of business or legal proceedings that, in the opinion of the management after consultation with counsel, if determined adversely, would not have a material effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Stockholders
-------  -----------------------------------------------

          NONE


                             * * * * * * * * * * *


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

           Name                Age               Title
           ----                ---               -----

     Richard D. Callahan        55    President and Chief Executive Officer
     Marianne R. O'Connor       43    Treasurer and Chief Financial Officer
     Richard J. Notebaert, Jr.  54    Vice President
     Melissa A. Komanecky       32    Vice President-Human Resources
     W. Anthony Shay, Jr.       55    Vice President-Operations


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


          Richard J. Notebaert, Jr., Vice President, joined Homestead Savings in February 1990 as Executive Vice President, and was promoted to President and Chief Executive Officer of Homestead in 1992. Prior to that time, he had been Executive Vice President of Monroe Savings Bank for 14 years.


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


          W. Anthony Shay, Jr., Vice President-Operations, joined Cayuga Bank in February, 1995 as Vice President. Prior to that time, he was Senior Vice President Operations Support, Senior Vice President Processing Services Group, Senior Vice President and Regional Executive, and held other various positions with Marine Midland Bank from 1964 to 1994.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

         Reference is made to the information on page 46 of the Company's 1997 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.


Item 6.  Selected Financial Data
-------  -----------------------

         Reference is made to Selected Consolidated Financial Data on page 4 of the Company's 1997 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         Reference is made to Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders on pages 5 through 23 thereof, incorporated herein by reference to Exhibit (13) hereto.


Item 7A. Quantative and Qualitative Disclosures About Market Risk
-------- --------------------------------------------------------

         Reference is made to the discussion under the caption Market Risk and Interest Rate Risk Management on pages 19 through 21 and to Table 10 - Net Portfolio Analysis and Table 11 - Interests Rate Sensitivity Table on page 20 of Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders, which discussion and Tables 10 and 11 are incorporated herein by reference to Exhibit (13) hereto.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The consolidated financial statements of the Company, together with the report thereon of its independent auditors, included in the 1997 Annual Report to Shareholders on pages 24 through 45 thereof, along with the Unaudited Summarized Quarterly Financial Information on page 46 thereof, are incorporated herein by reference to Exhibit (13) hereto. The financial statements of the Iroquois Bancorp 401(k) Savings Plan, together with the report thereon of its independent auditors, as required by Rule 15d-21 pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are incorporated herein by reference to Exhibit (99) hereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     (a)  Identification of directors.

          Reference is made to pages 6 and 7 under the caption ELECTION OF DIRECTORS in the Company's Definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 30, 1998 (the "Proxy Statement"), incorporated herein by reference.

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

     (d)  Compliance with Section 16(a) of the Exchange Act

          Reference is made to the information under the caption COMPLIANCE WITH
SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 in the Company's Proxy Statement on page 5 thereof, incorporated herein by reference.


Item 11.  Executive Compensation
--------  ----------------------

          Reference is made to the information under the caption EXECUTIVE COMPENSATION on pages 8 through 15 of the Company's Proxy Statement, incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

          Reference is made to the information under the caption STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT on pages 2 through 4 of the Company's Proxy Statement, incorporated herein by reference. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change of control of the Company.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          Reference is made to the information under the caption CERTAIN TRANSACTIONS on page 17 of the Company's Proxy Statement, incorporated herein by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

 (a)      (1)  Financial Statements and Report of Independent Auditors.  The
               -------------------------------------------------------
               following consolidated financial statements and reports of the Company are incorporated in this Annual Report on Form 10-K by reference to the 1997 Annual Report to Shareholders annexed hereto as Exhibit (13):

                    Report of Independent Auditors.

                    Consolidated Balance Sheets as of December 31, 1997 and
                    1996.

                    Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1997.

                    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1997.

                    Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31, 1997.

                    Notes to Consolidated Financial Statements.

          (2)  Financial Statement Schedules.  All financial statement schedules
               -----------------------------
               have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

          (3)  Exhibits.  The following exhibits are filed herewith or have been
               --------
               previously filed with the Securities and Exchange Commission, as noted, and numbered in accordance with Item 601 of Regulation S-K:

          Number                         Description
          ------                         -----------

          3(A)(I) Restated Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Registration Statement on Form 8-A (No. 0-18301), filed with the Commission on November 12, 1991, wherein such exhibit is designated Exhibit 2(I)(2)(a).

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


                                  ***********

                    COMPENSATORY PLANS OR ARRANGEMENTS

          10(A) Employment Agreement with Richard D. Callahan, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(A).

          10(B) Employment Agreement with Marianne R. O'Connor, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(C).

          10(C) Employment Agreement with Richard J. Notebaert, Jr., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(B).

          10(D) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(D).

          10(E) Employment Agreement with W. Anthony Shay, Jr., incorporated by reference to Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated Exhibit 10(D).

          10(F) Amended and Restated 1988 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-94214), filed with the Commission on June 29, 1995, wherein such exhibit is designated Exhibit 99.

          10(G) 1996 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No.333-10063), filed with the Commission on August 13, 1996, wherein such exhibit is designated Exhibit 99.

          10(H) Stock Purchase Incentive Program, incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 27, 1997, wherein such exhibit is designated Exhibit 10(I).

          10(I) Description of Iroquois Bancorp, Inc. Management Group Incentive Award Program, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 18, 1996, wherein such exhibit is designated Exhibit 10.11.

          10(J) Retirement Benefits Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(L).

          10(K) Separation Agreement with James H. Paul, incorporated by reference to Registrant's Quarterly Report on 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated Exhibit 10(F).



                                  ************



          13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1997.

          21        List of Subsidiaries.

          23 Consent of KPMG Peat Marwick LLP for the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997.

          24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

          99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for Fiscal Year Ended December 31, 1997, together with Independent Auditors' Report Thereon.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Auburn, County of Cayuga, and State of New York on March 17, 1997.

                                    IROQUOIS BANCORP, INC.


                                    By: /s/Richard D. Callahan
                                       -----------------------------------

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K and Power of Attorney have been signed below by the following persons in the capacities and on the dates indicated:

Name                                Title                   Date
----                                -----                   ----


   /s/Richard D. Callahan           President and Chief     March 17, 1998
-----------------------------
Richard D. Callahan                 Executive Officer,
                                    Director


     /s/Joseph P. Ganey             Chairman of the Board   March 17, 1998
-----------------------------
Joseph P. Ganey



   /s/Marianne R. O'Connor          Treasurer and Chief     March 17, 1998
-----------------------------
Marianne R. O'Connor                Financial Officer

_____________________________       Director                March __, 1998
Brian D. Baird



_____________________________       Director                March __, 1998
John Bisgrove, Jr.



     /s/Peter J. Emerson            Director                March 17, 1998
-----------------------------
Peter J. Emerson



   /s/Arthur A. Karpinski           Director                March 17, 1998
-----------------------------
Arthur A. Karpinski



   /s/Henry D. Morehouse            Director                March 17, 1998
-----------------------------
Henry D. Morehouse



    /s/Edward D. Peterson           Director                March 17, 1998
-----------------------------
Edward D. Peterson



  /s/Lewis E. Springer, II          Director                March 17, 1998
-----------------------------
Lewis E. Springer, II

                                 EXHIBIT INDEX

          Number                         Description
          ------                         -----------

          3(A)(I) Restated Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Registration Statement on Form 8-A (No. 0-18301), filed with the Commission on November 12, 1991, wherein such exhibit is designated Exhibit 2(I)(2)(a).

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

                                  ***********

                    COMPENSATORY PLANS OR ARRANGEMENTS

          10(A) Employment Agreement with Richard D. Callahan, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(A).

          10(B) Employment Agreement with Marianne R. O'Connor, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(C).

          10(C) Employment Agreement with Richard J. Notebaert, Jr., incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(B).

          10(D) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(D).

          10(E) Employment Agreement with W. Anthony Shay, Jr., incorporated by reference to Registrant's Quarterly Report on form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated Exhibit 10(D).

          10(F) Amended and Restated 1988 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-94214), filed with the Commission on June 29, 1995, wherein such exhibit is designated Exhibit 99.

          10(G) 1996 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No.333-10063), filed with the Commission on August 13, 1996, wherein such exhibit is designated Exhibit 99.

          10(H) Stock Purchase Incentive Program, incorporated by reference to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 27, 1997, wherein such exhibit is designated Exhibit 10(I).

          10(I) Description of Iroquois Bancorp, Inc. Management Group Incentive Award Program, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the Commission on March 18, 1996, wherein such exhibit is designated Exhibit 10.11.

          10(J) Retirement Benefits Agreement with Richard D. Callahan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 29, 1995, wherein such exhibit is designated 10(L).

          10(K) Separation Agreement with James H. Paul, incorporated by reference to Registrant's Quarterly Report on 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated Exhibit 10(F).

                                  ************



          13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1997.

          21        List of Subsidiaries.

          23 Consent of KPMG Peat Marwick LLP for the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997.

          24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

          99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for Fiscal Year Ended December 31, 1997, together with Independent Auditors' Report Thereon.