Form 10-Q
period 1998-03-31
IROQUOIS BANCORP INC
filed 1998-05-15
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549



                                   FORM 10-Q


(Mark One)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                   SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  March 31, 1998
                  ----------------

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,392,580 shares of common
                                                  ---------
stock on March 31, 1998.

                               INDEX



                                                            Page No.
                                                            --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997..................   3

         Condensed Consolidated Statements of Income -
         Three Months Ended March 31, 1998 and 1997............   4

         Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 1998 and 1997............ 5-6

         Notes to Condensed Consolidated Financial
         Statements............................................ 7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........10-12

Item 3.  Quantative and Qualitative Disclosures About
         Market Risk...........................................  13

PART II  OTHER INFORMATION.....................................  14

Item 1.  Legal Proceedings.....................................  14

Item 2.  Changes in Securities.................................  14

Item 3.  Defaults upon Senior Securities.......................  14

Item 4.  Submission of Matters to a Vote of Security Holders...  14

Item 5.  Other Information.....................................  14

Item 6.  Exhibits and Reports on Form 8-K......................  14

SIGNATURES.....................................................  15



                                (2)

                  ITEM 1.  FINANCIAL INFORMATION
              IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  March 31,   December 31,
                                                     1998         1997
                                                  ----------  -------------
ASSETS
Cash and due from banks                            $ 11,385       $ 12,778
Federal funds sold and interest-bearing
  deposits with other financial institutions          2,405            705
Securities available for sale                        55,432         51,944
Securities held to maturity                          49,344         51,676
Loans receivable                                    379,782        373,269
  Less allowance for loan losses                      3,343          3,285
                                                   --------       --------
    Loans receivable, net                           376,439        369,984
Premises and equipment, net                           8,240          8,170
Federal Home Loan Bank stock, at cost                 4,004          3,629
Accrued interest receivable                           3,875          3,855
Other assets                                          7,058          7,037
------------------------------------------------   --------       --------
  Total Assets                                      518,182        509,778
================================================   ========       ========

LIABILITIES
Savings and time deposits                          $399,721       $389,448
Demand deposits                                      27,288         27,563
Borrowings                                           47,760         50,164
Accrued expenses and other liabilities                3,455          3,574
------------------------------------------------   --------       --------
  Total Liabilities                                $478,224       $470,749
------------------------------------------------   --------       --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value,
   3,000,000 shares authorized:
  Series A - 29,959 and 29,999 shares
   issued and outstanding in March 1998
   and December 1997 respectively,
   liquidation value $2,996                              30             30
  Series B - 18,527 and 18,632 shares
   issued and outstanding in March 1998
   and December 1997 respectively,
   liquidation value $1,853                              18             19
Common Stock $1.00 par value; 6,000,000 shares
  authorized; 2,392,580 and 2,388,936 shares
  issued and outstanding at March 31, 1998
  and December 31, 1997, respectively                 2,393          2,389
Additional paid-in capital                           13,830         13,793
Retained earnings                                    23,738         22,868
Accumulated other comprehensive income                  232            213
Unallocated shares of Stock Ownership Plans            (283)          (283)
------------------------------------------------   --------       --------
  Total Shareholders' Equity                         39,958         39,029
------------------------------------------------   --------       --------
Total Liabilities and Shareholders' Equity         $518,182       $509,778
================================================   ========       ========

See accompanying notes to condensed consolidated financial statements.



                                      (3)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            Three months ended
                                                 March 31,
                                               1998      1997
                                            ----------  -------

Interest Income:
Loans                                         $7,927      7,447
Securities                                       1,610    1,609
Other                                              110       56
------------------------------------------      ------    -----
                                                 9,647    9,112
------------------------------------------      ------    -----
Interest Expense:
Deposits                                         3,879    3,701
Borrowings                                         712      345
------------------------------------------      ------    -----
                                                 4,591    4,046
------------------------------------------      ------    -----
  Net Interest Income                            5,056    5,066

Provision for loan losses                          360      373
------------------------------------------      ------    -----
Net Interest Income after Provision
  for Loan Losses                                4,696    4,693
------------------------------------------      ------    -----
Non-Interest Income:
Service charges, commissions and fees              802      658
Net gain on sales of securities
  and loans                                         --       30
Other                                               13       36
------------------------------------------      ------    -----
  Total Non-Interest Income                        815      724
------------------------------------------      ------    -----
Non-Interest Expense:
Salaries and employee benefits                   1,874    1,813
Occupancy and equipment expenses                   394      444
Computer and product service fees                  401      317
Promotion and marketing expenses                    82       74
Deposit insurance                                   23       24
Other                                              822      757
------------------------------------------      ------    -----
  Total Non-Interest Expenses                    3,596    3,429
------------------------------------------      ------    -----
Income Before Income Taxes                       1,915    1,988
Income taxes                                       697      759
------------------------------------------      ------    -----

Net Income                                      $1,218    1,229
Preferred stock dividend                           111      108
------------------------------------------      ------    -----
Net income attributable to common stock         $1,107    1,121
==========================================      ======    =====

Net income per common share:
   Basic                                          $.47      .48
                                                ======    =====
   Diluted                                        $.45      .47
                                                ======    =====

Cash dividends declared                           $.10      .08

See accompanying notes to condensed consolidated financial statements.



                                      (4)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                Three months ended
                                                    March 31,
                                                  1998       1997
                                               ----------  --------
Cash flows from operating activities:
Net income                                       $ 1,218     1,229
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization expense,
  provision for loan losses, deferred
  taxes and other                                    681       587
Net (gain) loss on sale of securities
  and loans                                           --       (30)
Increase in accrued interest receivable
  and other assets                                  (166)     (489)
Increase in accrued expenses
  and other liabilities                              155       169
---------------------------------------------    -------    ------
Net cash provided by operating activities          1,888     1,466
---------------------------------------------    -------    ------
Cash flows from investing activities:
Proceeds from sales of securities available
  for sale                                            --       891
Proceeds from maturities and redemptions
  of securities available for sale                 3,033       914
Proceeds from maturities and redemptions
  of securities held to maturity                   4,940     4,567
Purchases of securities available for sale        (6,521)   (5,450)
Purchases of securities held to maturity          (2,611)   (5,106)
Loans made to customers net of principal
  payments received                               (7,009)     (649)
Proceeds from sales of loans                         496       375
Capital expenditures                                (243)     (156)
Purchase of FHLB stock                              (375)     (156)
Other - net                                         (576)     (231)
---------------------------------------------    -------    ------
Net cash used by investing
  activities                                      (8,866)   (5,001)
---------------------------------------------    -------    ------
Cash flows from financing activities:
Net increase (decrease) in savings
  accounts and demand deposits                     3,217     9,452
Net increase in time deposits                      6,781     3,159
Net (decrease) in borrowings and other
  liabilities                                     (2,404)   (5,203)
Proceeds from issuance of Common stock                54        89
Dividends paid                                      (348)     (296)
Redemption of Preferred stock                        (15)     (123)
---------------------------------------------    -------    ------
Net cash provided used by financing
  activities                                       7,285     7,076
---------------------------------------------    -------    ------




                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                               Three months ended
                                                   March 31,
                                                 1998      1997
                                               ---------  -------

Net increase (decrease) in cash and
  cash equivalents                               $   307    3,541
Cash and cash equivalents at beginning of
  period                                          13,483   10,675
---------------------------------------------    -------   ------
Cash and cash equivalents at end of period       $13,790   14,216
---------------------------------------------    -------   ------

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
    Interest                                       4,461    4,076
    Income taxes                                     725      343

Supplemental schedule of non-cash investing
  activities:
Loans to facilitate the sale of ORE                   --       29
Additions to other real estate                       387       94




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

2)   Earnings Per Share
     ------------------

     December 31, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. All prior period EPS amounts included in the consolidated financial statements and in the related notes thereto have been restated to conform with the computational provisions of this statement.

     Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options.



                                      (7)

Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) were as follows:


----------------------------------------------------------------------------------------------------
                                                               For Three Months Ended March 31, 1998
----------------------------------------------------------------------------------------------------
                                               Income             Average Shares            Amounts
----------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                   $1,218
Less: Preferred stock dividends                (111)
----------------------------------------------------------------------------------------------------
Income available to common
  shareholders                               $1,107              2,371,083                $.47
Effect of Dilutive Securities
Stock Options                                                       65,394
----------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
  shareholders plus assumed
  conversions                                $1,107              2,436,477                 $.45
---------------------------------------------------------------------------------------------------
                                                               For Three Months Ended March 31, 1997
----------------------------------------------------------------------------------------------------
                                               Income             Average Shares            Amounts
----------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                   $1,229
Less: Preferred stock dividends                (108)
----------------------------------------------------------------------------------------------------
Income available to common
  shareholders                               $1,121              2,346,096                $.48
Effect of Dilutive Securities
Stock Options                                                       56,666
----------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
  shareholders plus assumed
  conversions                                $1,121              2,402,762                 $.47
---------------------------------------------------------------------------------------------------



3)  Other Accounting Issues
    ----------------------

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 is effecive for financial statements for periods beginning after December 15, 1997. The statement is effective for the Company in 1998. In the intitial year of application, comparative information for earlier years is to be restated. SFAS 131 requires that a public business enterprise report financial and descriptive informatiion about its reportable operating segments. Adoption of this statement will have no effect on the Company's financial position or results of operations.


                                      (8)

     Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company.

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $1,237,000 and $1,007,000, respectively.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans, it does not change the measurement or recognition of these plans. SFAS No. 132 is effective for the Company in 1998 and will not impact the Company's financial position or results of operations.



                                      (9)

                             IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997
------------------------------------------------------------

Net income for the three months ended March 31, 1998 was $1,218,000, or $.47 basic earnings per share, compared to $1,229,000, or $.48 basic earnings per share, for the three months ended March 31, 1997. On a fully diluted basis, earnings per share were $.45 and $.47, respectively, for the quarters ended March 31, 1998 and 1997.

Net interest income for the three months ended March 31, 1998 was $5,056,000, compared to $5,066,000 for the three months ended March 31, 1997. Net interest income was lower during the current quarter primarily as a result of lower yields on retail loans and investments and higher deposit and borrowing costs. The resulting decline in net interest spread in 1998 primarily reflects the general flattening of the yield curve. Net interest margin declined to 4.20% in the first quarter of 1998, compared to 4.53% for the quarter ended March 31, 1997.

Interest income was $9,647,000 for the first quarter of 1998 compared to $9,112,000 for the first quarter of 1997. Average earning assets increased to $481.3 million for the current quarter compared to $447.4 million for the year earlier. The largest increase was in residential mortgage loans which increased from $187.9 million to $219.2 million.

Interest expense was $4,591,000 for the quarter ended March 31, 1998 compared to $4,046,000 for the quarter ended March 31, 1997. Average costing liabilities increased to $441.1 million for the current quarter compared to $412.1 million the year earlier. Average deposits including non-interest bearing demand deposits increased to $418.9 million compared to $412.7 million while average borrowings increased to $48.3 million compared to $24.1 million. The largest deposit increase was in public funds, which increased to an average of $29.9 million for the first quarter of 1998 compared to $15.8 million for the first quarter of 1997.

The loan loss provision for the quarter ended March 31, 1998 was $360,000, compared to $373,000 for the quarter ended March 31, 1997. The allowance for loan losses was $3.3 million at March 31, 1998 compared to $3.6 million at March 31, 1997. Net charge-offs were $325,000 for the first quarter of 1998 compared to $194,000 for the quarter ended March 31, 1997.



                                      (10)

Results of Operations, Cont.


Total non-interest income increased to $815,000 for the first quarter of 1998 from $694,000 for the first quarter of 1997. The 17.4% increase was primarily a result of increases in service fee income, particularly trust and investment services, loan, and deposit fees.

Total non-interest expense increased to $3,596,000 for the first quarter of 1998 from $3,429,000 for the first quarter of 1997. The increase was primarily a result of higher salary and benefit costs as well as higher computer, product service and consulting fees.

For the quarter ended March 31, 1998 the provision for income taxes was $697,000 with an effective tax rate of 36.4%, compared to $759,000, or a 38.2% effective tax rate, for the quarter ended March 31, 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The ending balance of consolidated assets was $518.2 million at March 31, 1998, compared to $509.8 million at December 31, 1997.

Net loans receivable increased to $376.4 million from $370.0 million at year end 1997. The increase was primarily in residential mortgages which increased to $226.1 million from $215.3 million. Commercial mortgage balances decreased to $40.1 million from $41.7 million. Consumer loan balances also decreased to $73.0 million from $74.4 million as did other commercial loans to $40.4 million from $41.8 million.

The allowance for loan losses remained constant at $3.3 million for the end of March 1998, as compared to December 31, 1997. The allowance as a percentage of total loans remained constant at .88%. The allowance as a percentage of non-performing loans was 53.69% compared to 53.21% at year end. Total non-performing loans totaled $6.2 million at March 31, 1998 up just slightly from year end 1997.

Total ending balances in Federal Funds and other investment securities increased to $107.2 million at March 31, 1998 from $104.3 million at December 31, 1997. The increase was primarily in investments held as available for sale which increased from $51.9 million to $55.4 million. Holdings in tax-exempt municipal securities increased while holdings of mortgage-backed securities decreased.

Total deposits increased to $427.0 million from $417.0 million. Balances in savings, money market accounts and certificates of deposit increased while balances in business checking accounts declined. Municipal deposit balances increased to $33.8 million from $27.1 million at year-end 1997.



                                      (11)

Financial Condition, Cont.


Borrowings from the Federal Home Loan Bank (FHLB) decreased to $47.8 million from $50.2 million. Term advances increased $2.0 million while draws against overnight lines of credit decreased $4.4 million.

The Company had total shareholders' equity of $40.0 million at March 31, 1998 compared to $39.0 million at December 31, 1997. The average equity to assets ratio increased to 7.65% from 7.39% for the prior year end. Tier I capital to average assets for the period ending March 31, 1998 was 7.22%. During the first quarter of 1998, the Company announced the full redemption of its $3.0 million in outstanding Series A Preferred Stock effective April 1, 1998.

At March 31, 1998, the Company held short-term liquid assets of $27.4 million, compared to $22.3 million at December 31, 1997. The Company considers its current level of liquidity coupled with other available sources of funds as both sufficient and within acceptable ranges.


IMPACT OF THE YEAR 2000

A committee comprised of representatives from each of the subsidiary Banks continues to direct Iroquois' Year 2000 activities. The committee has contacted all of the Company's hardware and software vendors regarding their individual Year 2000 compliance initiatives. The Company is working closely with Fiserv, Inc., its data services and item processing provider, regarding Year 2000 compliance. Fiserv has set a schedule which anticipates testing to be completed by December 31, 1998. Testing of critical applications at each of the subsidiary Banks will start in June 1998. In addition, the Banks have sent letters to their larger commercial borrowers to determine the extent to which they may be vulnerable to the Year 2000 issue.



                                      (12)

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES



ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Managing interest rate risk is of primary importance to Iroquois. The Company's asset and liability management program includes a process for identifying and measuring potential risks to earnings and to the market value of equity due to changes in interest rates. Interest rate risk is measured and managed for each bank and monitored from a holding company perspective. The goal of interest rate risk analysis is to minimize the potential loss in net interest income and net portfolio value that could arise from changes in interest rates. Iroquois' asset/liability management strategies emphasize balancing the mix and repricing characteristics of its loans, securities, deposits and borrowings to ensure that exposure to interest rate risk is limited within acceptable levels. Iroquois determines sensitivity of earnings and capital to changes in interest rates by utilizing various tools.

     A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to receive interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At March 31, 1998, an analysis of the Company's interest rate risk as measured by the above mentioned analysis was within these guidelines.

     The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.



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


                                      Iroquois Bancorp, Inc.
                                      (Registrant)


Date:    May 14, 1998                  /s/Richard D. Callahan
                                      ----------------------------
                                      Richard D. Callahan
                                      President & CEO



Date:    May 14, 1998                  /s/Marianne R. O'Connor
                                      ----------------------------
                                      Marianne R. O'Connor
                                      Treasurer & CFO



                                      (15)