Form 10-Q
period 1998-06-30
IROQUOIS BANCORP INC
filed 1998-08-10
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549


                                   FORM 10-Q


                                  (Mark One)
          X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1998
                  ---------------


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,402,980 shares of common stock on June 30, 1998.

                                     INDEX



                                                                  Page No.
                                                                  --------


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997                          3

         Condensed Consolidated Statements of Income -
         Three Months Ended June 30, 1998 and 1997                    4

         Condensed Consolidated Statements of Income -
         Six Months Ended June 30, 1998 and 1997                      5

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1998 and 1997                      6

         Notes to Condensed Consolidated Financial Statements         7-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                11-14

Item 3.  Quantative and Qualitative Disclosures About Market Risk     15


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 2.  Changes in Securities                                        16

Item 3.  Defaults upon Senior Securities                              16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                            17-19


                                      (2)

                         ITEM 1.  FINANCIAL INFORMATION
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  June 30,   December 31,
                                                                    1998         1997
                                                                  ---------  -------------

ASSETS
Cash and due from banks                                           $ 12,858       $ 12,778
Federal funds sold and interest-bearing
  deposits with other financial institutions                         2,498            705
Securities available for sale                                       56,353         51,944
Securities held to maturity                                         47,382         51,676
Loans receivable                                                   393,398        373,269
   Less allowance for loan losses                                    3,543          3,285
----------------------------------------------------------------  --------       --------
    Loans receivable, net                                          389,855        369,984
Premises and equipment, net                                          8,194          8,170
Federal Home Loan Bank stock, at cost                                4,004          3,629
Accrued interest receivable                                          3,807          3,855
Other assets                                                         6,528          7,037
----------------------------------------------------------------  --------       --------
    Total Assets                                                  $531,479        509,778
================================================================  ========       ========

LIABILITIES
Savings and time deposits                                         $406,071       $389,448
Demand deposits                                                     28,618         27,563
Borrowings                                                          56,242         50,164
Accrued expenses and other liabilities                               2,507          3,574
----------------------------------------------------------------  --------       --------
    Total Liabilities                                             $493,438       $470,749
----------------------------------------------------------------  --------       --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value, 3,000,000 shares authorized:
   Series A - 29,999 shares issued and outstanding in
      December 1997                                                     --             30
   Series B - 18,098 and 18,632 shares issued and outstanding in June 1998 and December 1997 respectively,
      liquidation value $1,810                                          18             19
Common Stock $1.00 par value; 6,000,000 shares
      authorized; 2,402,980 and 2,388,936 shares
      issued and outstanding at June 30, 1998
      and December 31, 1997, respectively                            2,403          2,389
Additional paid-in capital                                          11,289         13,793
Retained earnings                                                   24,334         22,868
Accumulated other comprehensive income                                 280            213
Unallocated shares of Stock Ownership Plans                           (283)          (283)
----------------------------------------------------------------  --------       --------
    Total Shareholders' Equity                                      38,041         39,029
----------------------------------------------------------------  --------       --------
Total Liabilities and Shareholders' Equity                        $531,479       $509,778
================================================================  ========       ========

See accompanying notes to condensed consolidated financial statements.


                                      (3)

                            IROQUOIS BANCORP, INC.
                               AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Three months ended
                                                           June 30,
                                                        1998     1997
                                                      ------------------
Interest Income:
Loans                                                   $8,063  7,542
Securities                                               1,592  1,671
Other                                                      130    110
------------------------------------------------------------------------
                                                         9,785  9,323
------------------------------------------------------------------------
Interest Expense:
Deposits                                                 4,071  3,896
Borrowings                                                 724    322
------------------------------------------------------------------------
                                                         4,795  4,218
------------------------------------------------------------------------
  Net Interest Income                                    4,990  5,105

Provision for loan losses                                  360    372
------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses      4,630  4,733
------------------------------------------------------------------------
Non-Interest Income:
Service charges, commissions and fees                      894    746
Net gain on sales of securities and loans                   18      7
Other                                                       17     96
------------------------------------------------------------------------
  Total Non-Interest Income                                929    849
------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                           1,876  1,815
Occupancy and equipment expenses                           409    424
Computer and product service fees                          430    309
Promotion and marketing expenses                           110     88
Deposit insurance                                           23     25
Other                                                      778    830
------------------------------------------------------------------------
  Total Non-Interest Expenses                            3,626  3,491
------------------------------------------------------------------------
Income Before Income Taxes                               1,933  2,091
Income taxes                                               697    793
------------------------------------------------------------------------
Net Income                                              $1,236  1,298
Preferred stock dividend                                    38    111
------------------------------------------------------------------------
Net income attributable to common stock                 $1,198  1,187
========================================================================

Net income per common share:
 Basic                                                    $.50    .50
                                                        ======  =====
 Diluted                                                  $.49    .49
                                                        ======  =====

Cash dividends declared                                   $.10    .08

See accompanying notes to condensed consolidated financial statements.



                                   (4)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                               Six months ended
                                                                    June 30,
                                                             1998          1997
                                                           ----------------------
Interest Income:
Loans                                                           $15,990   $14,989
Securities                                                        3,202     3,280
Other                                                               240       166
---------------------------------------------------------------------------------
                                                                 19,432    18,435
---------------------------------------------------------------------------------
Interest Expense:
Deposits                                                          7,950     7,597
Borrowings                                                        1,436       667
---------------------------------------------------------------------------------
                                                                  9,386     8,264
---------------------------------------------------------------------------------
     Net Interest Income                                         10,046    10,171
Provision for loan losses                                           720       745
---------------------------------------------------------------------------------
Net Interest Income after provision for Loan Losses               9,326     9,426
---------------------------------------------------------------------------------
Non-Interest Income:
Service charges, commissions and fees                             1,696     1,362
Net gain (loss) on sales of securities and loans                     18        37
Other                                                                30       174
---------------------------------------------------------------------------------
    Total Non-Interest Income                                     1,744     1,573
---------------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                                    3,750     3,628
Occupancy and equipment expenses                                    803       868
Computer and product service fees                                   831       626
Promotion and marketing expenses                                    192       162
Deposit insurance                                                    46        49
Other                                                             1,600     1,587
---------------------------------------------------------------------------------
    Total Non-Interest Expenses                                   7,222     6,920
---------------------------------------------------------------------------------
Income Before Income Taxes                                        3,848     4,079
Income taxes                                                      1,394     1,552
---------------------------------------------------------------------------------

Net Income                                                      $ 2,454     2,527
Preferred stock dividend                                            149       219
---------------------------------------------------------------------------------
Net income attributable to common stock                           2,305     2,308
=================================================================================

Net income per common share:
       Basic                                                       $.97       .98
                                                                =======   =======
       Diluted                                                     $.94       .96
                                                                =======   =======

Cash dividends declared                                            $.20       .16

See accompanying notes to condensed consolidated financial statements.



                                      (5)

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                                                  Six months ended
                                                                                      June 30,
                                                                                1998          1997
                                                                              ----------------------

Cash flows from operating activities:
Net income                                                                   $  2,454              2,527
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization expense, provision for
 loan losses, deferred taxes and other                                          1,454              1,248
Net (gain) loss on sale of securities and loans                                   (18)               (37)
Increase in accrued interest receivable and other assets                          (92)              (608)
Increase(decrease) in accrued expenses and other liabilities                   (1,457)                56
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       2,341              3,186
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sales of securities available for sale                            1,085              1,381
Proceeds from maturities and redemptions of securities available for sale       4,925              1,768
Proceeds from maturities and redemptions of
 securities held to maturity                                                    9,677              7,670
Purchases of securities available for sale                                    (10,215)            (9,370)
Purchases of securities held to maturity                                       (5,531)            (6,817)
Loans made to customers net of principal payments received                    (21,265)            (9,271)
Proceeds from sales of loans                                                    1,140                918
Capital expenditures                                                             (182)              (437)
Purchase of FHLB stock                                                           (375)              (156)
Other - net                                                                        26             (2,730)
---------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                         (20,715)           (17,044)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Net increase in savings accounts and demand deposits                            9,223                674
Net increase in time deposits                                                   8,455             17,156
Net increase in borrowings and other liabilities                                6,078              3,993
Proceeds from issuance of Common stock                                            181                161
Dividends paid                                                                   (637)              (595)
Redemption of Preferred stock                                                  (3,053)              (139)
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      20,247             21,250
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       1,873              7,392
Cash and cash equivalents at beginning of period                               13,483             10,675
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     15,356             18,067
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest                                                                        9,386              8,279
Income taxes                                                                      790                711
Supplemental schedule of non-cash investing activities:
Loans to facilitate the sale of ORE                                                48                 46
Additions to other real estate                                                    560                467


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

        The data in the consolidated balance sheet for December 31, 1997 was derived from the Company's 1997 Annual Report to Shareholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1997 Annual Report to Shareholders.

2)      Earnings Per Share
        ------------------

        At December 31, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. All prior period EPS amounts included in the consolidated financial statements and in the related notes thereto have been restated to conform with the computational provisions of this statement.

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



                                  (7)

Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) were as follows:



================================================================================================
FOR THREE MONTHS ENDED JUNE 30, 1998
------------------------------------------------------------------------------------------------
                                             Income           Average Shares          Amounts
------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                    $1,236
Less: Preferred stock dividends                  (38)
------------------------------------------------------------------------------------------------
Income available to common
  shareholders                                $1,198            2,378,433                $.50
Effect of Dilutive Securities -
  Stock Options                                                    70,210
------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
 shareholders plus assumed
 conversions                                  $1,198            2,448,643                $.49
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
FOR THREE MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------------------------------------------
                                             Income           Average Shares          Amounts
------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                    $1,298
Less: Preferred stock dividends                 (111)
------------------------------------------------------------------------------------------------
Income available to common
 shareholders                                 $1,187            2,350,596                $.50
Effect of Dilutive Securities -
    Stock Options                                                  56,666
------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
 shareholders plus assumed
 conversions                                  $1,187            2,407,262                $.49
================================================================================================



                                  ( 8 )

Calculation of Basic Earnings Per Share (Basic EPS) and Diluted Earnings Per Share (Diluted EPS) were as follows:



==================================================================================================
FOR SIX MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------
                                             Income           Average Shares          Amounts
--------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                   $2,454
Less: Preferred stock dividends                (149)
--------------------------------------------------------------------------------------------------
Income available to common
 shareholders                                $2,305            2,374,778                $.97
Effect of Dilutive Securities -
    Stock Options                                                 67,816
--------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
 shareholders plus assumed
 conversions                                 $2,305            2,442,594                $.94
--------------------------------------------------------------------------------------------------
FOR SIX MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------------------------------------------
                                             Income           Average Shares          Amounts
--------------------------------------------------------------------------------------------------
Basic EPS
Net Income                                   $2,527
Less: Preferred stock dividends                (219)
--------------------------------------------------------------------------------------------------
Income available to common
 shareholders                                $2,308            2,348,362                $.98
Effect of Dilutive Securities -
    Stock Options                                                 56,666
--------------------------------------------------------------------------------------------------
Diluted EPS
Income available to common
 shareholders plus assumed
 conversions                                 $2,308            2,405,028                $.96
===================================================================================================



3)   Other Accounting Issues
     -----------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The statement is effective for the Company in 1998. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this statement will have no effect on the Company's financial position or results of operations.



                                      (9)

     Effective January 1, 1998, the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company.

     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-month and six month periods ended June 30, 1998 and 1997 was $1,284,000 and $2,522,000, and $1,564,000 and
     $2,571,000, respectively.

     The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" in February 1998. SFAS No. 132 revises employers' disclosures about pension and other post retirement benefit plans, it does not change the measurement or recognition of these plans. SFAS No. 132 is effective for the Company in 1998 and will not impact the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for gains and losses resulting from changes in fair value of the derivative instrument, depends on the intended use of the derivative and the type of risk being hedged. This statement is effective for all fiscal quarters beginning January 1, 2000 for calendar year companies. Earlier adoption, however, is permitted. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.



                                      (10)

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997
----------------------------------------------------------

Net income for the three months ended June 30, 1998 was $1,236,000, or $.50 basic earnings per share, compared to net income of $1,298,000, or $.50 basic earnings per share, for the three months ended June 30, 1997. Diluted earnings per share were $.49 for the three months ended June 30, 1997 and 1998.

Net interest income was $4,990,000 for the second quarter of 1998 compared to $5,105,000 for the second quarter of 1997. The decline in net interest income reflects a continued tightening of net interest spreads caused by a flatter yield curve and changes in the Company's balance sheet mix. Asset yields fell to 7.90% for the current quarter compared to 8.09% the year earlier. Interest-bearing liability costs were 4.22% for the current quarter compared to 4.01% the year earlier. When combined, the net interest spread contracted to 3.68% for the three months ended June 30, 1998 compared to 4.07% for the three months ended June 30, 1997.

Interest income increased 5.0% to $9,785,000 for the three months ended June 30, 1998 compared to $9,323,000 for the same period the year earlier. Average earning assets increased 7.9%, to $494.1 million in 1998 from $458.5 million in 1997. Residential mortgage loans, yielding 7.75%, increased $38.9 million, or 20.1%. Higher yielding commercial mortgage loans and commercial loans declined $3.1 million and $3.9 million, respectively. Residential mortgage loans increased from 42.1% of average earning assets in 1997 to 50.6% in 1998.

Interest expense on deposits and borrowings was $4,795,000 for the three months ended June 30, 1998 compared to $4,218,000 for the three months ended June 30, 1997. Average deposit balances increased 1.9% from $426.0 million to $434.3 million. Retail and commercial deposits declined by $4.7 million while municipal deposits increased $12.2 million. The average cost of interest-bearing deposits increased from 3.67% in 1997 to 3.76% in 1998, primarily reflecting growth in higher costing deposits as a percent of total deposits. Average borrowings increased from $21.4 million in 1997 to $48.6 million in 1998. The average cost of borrowings declined from 6.05% in 1997 to 5.97% in 1998, primarily reflecting the decline in the yield curve.

The loan loss provision was $360,000 for the quarter ended June 30, 1998 compared to $372,000 for the quarter ended June 30, 1997. The allowance for loan losses was $3.5 million at June 30, 1998 compared to $3.3 million at June 30, 1997. Net charge-offs for the three months ended June 30, 1998 were $160,000 compared to $1,002,000 in 1997.



                                      (11)

Total non-interest income was $929,000 for the quarter ended June 30, 1998 compared to $849,000 for the quarter ended June 30, 1997, an increase of 9.4%. Increases in revenues from trust and investment services, as well as increases in loan and deposit service fees contributed to the growth of non-interest income in 1998.

Total non-interest expenses were $3,626,000 for the quarter ended June 30, 1998 compared to $3,491,000 for the quarter ended June 30, 1997, an increase of 3.9%. The increase was related primarily to computer and product servicing fees, which were $430,000 for the second quarter of 1998 compared to $309,000 for the second quarter of 1997, a reflection of increased product and processing volumes.

The provision for income taxes for the three months ended June 30, 1998 was $697,000, for an effective tax rate of 36.1%, compared to $793,000, or an effective tax rate of 37.9%, for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997
--------------------------------------------------------
 .
Net income for the six months ended June 30, 1998 was $2,454,000, or $.97 basic earnings per share, compared to $2,527,000, or $.98 basic earnings per share for the six months ended June 30, 1997. Diluted earnings per share were $.94 and $.96 for the six months ended June 30, 1997 and 1998, respectively.

Net interest income was $10,046,000 for the first six months of 1998 compared to $10,171,000 for the first six months of 1997. The yield on earning assets decreased to 7.96% for the six months ended June 30, 1998 from 8.10% for the six months ended June 30, 1998. The cost of interest-bearing liabilities increased during the same time period from 4.00% to 4.22%. When combined, the net interest spread contracted from 4.10% in 1997 to 3.73% in 1998. Net interest margin declined from 4.49% in 1997 to 4.11% in 1998.

Interest income was $19,432,000 for the six months ended June 30, 1998 compared to $18,435,000 for the six months ended June 30, 1997. The increase came primarily from higher volumes of residential mortgages where average balances increased from $190.6 million for the first six months of 1997 to $225.7 million for the same period in 1998. Total average assets increased from $480.0 million to $516.9 million during the same period.

Interest expense on deposits and borrowings increased from $8,264,000 for the six months ended June 30, 1997 to $9,386,000 for the six months ended June 30, 1998. The average balance of retail and commercial deposits decreased by $6.7 million while the average balance of public deposits increased by $13.1 million. The average cost of interest-bearing deposits increased from 3.65% in 1997 to 3.76% in 1998 reflecting growth in higher costing money market and time deposits.

Average borrowings increased $25.7 million in 1998 compared to 1997. The average cost of borrowings increased six basis points to 5.98% reflecting a greater use of term advances in 1998 compared to 1997.

The loan loss provision for the first six months of 1998 was $720,000 compared to $745,000 for the first six months of 1997. The allowance for loan losses as a percentage of loans increased from .82% at June 30, 1997 to .90% at June 30, 1998. Net charge-offs for the six months ended June 30, 1998 were $462,000 compared to $1.2 million for the same time period in 1997.


                                      (12)

Total non-interest income was $1,744,000 for the six months ended June 30, 1998 compared to $1,573,000 for the six months ended June 30, 1997, an increase of 10.9%. The increase primarily reflected growth in income generated from fees for loan and deposit services, as well as trust and investment services.

Total non-interest expense was $7,222,000 for the six months ended June 30, 1998 compared to $6,920,000 for the six months ended June 30, 1997, an increase of 4.4%. The increase primarily reflected a higher level of computer and product service fees, and a 3.4% increase in salaries and benefits.

The provision for income taxes was $1,394,000 for the first six months of 1998, for an effective rate of 36.2%. For the first six months of 1997 the provision for income taxes was $1,552,000, for an effective rate of 38.0%


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $531.5 million at June 30, 1998 compared to $509.8 million at December 31, 1997.

Net loans receivable were $389.9 million at June 30, 1998, or $19.9 million higher than the $370.0 million balance at year end 1997. Within the loan portfolio, residential mortgage loans increased $24.4 million, to $239.7 million, while commercial mortgage loans decreased $1.9 million, to $39.7 million. Consumer loans increased by $81,900 to $74.5 million. Commercial loans decreased between December 31, 1997 and June 30, 1998 by $2.5 million to end the period at $39.3 million.

The allowance for loan losses increased from $3.3 million at December 31, 1997 to $3.5 million at June 30, 1998. Non-performing loans increased during the period from $6.2 million at year end 1997 to $6.5 million at June 30, 1998. The percentage of non-performing loans to total loans, however, remained constant at 1.65%. Residential mortgage loans represented 42.8% of total non-performing loans at June 30, 1998, while commercial mortgages represented 35.6% and consumer and commercial loans represented 21.6%. The allowance for loan loss as a percentage of total loans increased from .88% at December 31, 1997 to .90% at June 30, 1998.

Total securities increased from $104.3 million at year end 1997 to $106.2 million at June 30, 1998. Securities available for sale increased to $56.4 million June 30, 1998 from $51.9 million at December 31, 1997. The increase was primarily in state and municipal obligations while investments in mortgage-backed securities and corporate bonds declined.

Total deposits increased 4.2%, to $434.7 million at June 30, 1998 compared to $417.0 million at December 31, 1997. Deposits held in retail and commercial accounts increased a combined $9.5 million while public deposits increased $6.8 million. Time deposits increased $8.5 million and money market accounts increased $3.0 million from December 31, 1997 to June 30, 1998.

Borrowings ended June 30, 1998 at $56.2 million compared to $50.2 million at December 31, 1997. The increase was in term advances which increased $9.0 million while advances against overnight lines of credit decreased $2.8 million.


                                      (13)

At June 30, 1998, Iroquois Bancorp, Inc. had total shareholders' equity of $38.0 million compared to $39.0 million at December 31, 1997. The decrease in shareholders equity reflects the redemption of the Company's outstanding Series A Preferred Stock as of April 1, 1998. The reduction in shareholders' equity caused the Company's Tier 1 capital to average assets ratio to decrease from 7.20% at December 31, 1997 to 6.83% at June 30, 1998, and the Tier 1 capital to risk weighted assets ratio to decline from 10.75% to 10.59%.

The decrease in shareholders' equity had no material impact on required regulatory capital, and as of June 30, 1998, the capital ratios of Iroquois Bancorp, Inc. and both of its banking subsidiaries exceeded the capital requirements for "well capitalized" institutions under applicable regulatory provisions.

At June 30, 1998, the Company held short-term liquid assets of $29.2 million, compared to $22.3 million at December 31, 1997. The Company considers its current level of liquidity coupled with other available sources of funds as both sufficient and within acceptable ranges.

YEAR 2000
---------

A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step program. Testing of critical applications
began in June 1998.   Testing of core systems is expected to be completed by
year end 1998, with testing of minor systems to continue through the third quarter of 1999. The Company continues to work closely with Fiserv, Inc., its data services and item processing provider, regarding Year 2000 compliance. The Company has recently begun evaluating Year 2000 readiness of its commercial loan applicants as part of the loan underwriting process and is calling upon major existing borrowers to assess their readiness and identify potential problems.



                                      (14)

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

          A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At June 30, 1998, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

          The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk. Even though such activities may be permitted with the approval of the Board of Directors, the Company does not intend to engage in such activities in the immediate future.


                                  (15)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 30, 1998.

         (b) At the Annual Meeting, four directors were elected. Peter J. Emerson, Joseph P. Ganey, Edward D. Peterson, Lewis E. Springer II.

         (c) On the proposal for the election of the four directors, the following votes were cast:


                                                   For     Withheld
                                                ---------  --------

                        Peter J. Emerson        1,969,887    33,942
                        Joseph P. Ganey         1,959,585    48,444
                        Edward D. Peterson      1,968,819    34,211
                        Lewis E. Springer II    1,968,885    34,144

         On the proposal to approve the selection of KPMG Peat Marwick LLP as independent auditors, the following votes were cast:


                                                  For    Against  Abstain
                                                  ---    -------  -------
                                             1,961,184    25,329    16,516

         There were no broker non-votes as there was no non-discretionary matter on the agenda for which brokers may not vote without instruction.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None



                                  (16)

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES



                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Iroquois Bancorp, Inc.
                                           (Registrant)


Date:    August 10, 1998                      /s/Richard D. Callahan
                                           -----------------------------------
                                           Richard D. Callahan
                                           President & CEO


Date:    August 10, 1998                      /s/Marianne R. O'Connor
                                           -----------------------------------
                                           Marianne R. O'Connor
                                           Treasurer & CFO



                                      (17)