Form 10-Q
period 1998-09-30
IROQUOIS BANCORP INC
filed 1998-11-12
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549


                                   FORM 10-Q


                                   (Mark One)
          X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  September 30, 1998
                  --------------------


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,404,480 shares of common stock on September 30, 1998.

                                     INDEX



                                                        Page No.
                                                        --------



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -

         September 30, 1998 and December 31, 1997                       3



         Condensed Consolidated Statements of Income -
         Three Months Ended September 30, 1998 and 1997                 4

         Condensed Consolidated Statements of Income -
         Nine Months Ended September 30, 1998 and 1997                  5

         Condensed Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997                  6

         Notes to Condensed Consolidated Financial Statements         7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              10-15

Item 3.  Quantative and Qualitative Disclosures About Market Risk      16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                             17

Item 2.  Changes in Securities                                         17


Item 3.  Defaults upon Senior Securities                               17

Item 4.  Submission of Matters to a Vote of Security Holders           17

Item 5.  Other Information                                             17

Item 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                             18

                         ITEM 1.  FINANCIAL INFORMATION
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                September 30,  December 31,

                                                         1998          1997
                                                     --------      --------

ASSETS
Cash and due from banks                              $ 12,368      $ 12,778
Federal funds sold and interest-bearing
  deposits with other financial institutions            3,901           705
Securities available for sale                          61,830        51,944
Securities held to maturity                            47,207        51,676
Loans receivable                                      398,279       373,269
   Less allowance for loan losses                       3,601         3,285
----------------------------------------------       --------      --------
    Loans receivable, net                             394,678       369,984
Premises and equipment, net                             8,154         8,170
Federal Home Loan Bank stock, at cost                   4,079         3,629
Accrued interest receivable                             3,906         3,855
Other assets                                            6,055         7,037
----------------------------------------------       --------      --------
    Total Assets                                     $542,178       509,778
==============================================       ========      ========

LIABILITIES
Savings and time deposits                            $414,675      $389,448
Demand deposits                                        29,156        27,563
Borrowings                                             53,638        50,164
Accrued expenses and other liabilities                  5,195         3,574
----------------------------------------------       --------      --------
    Total Liabilities                                $502,664      $470,749
----------------------------------------------       --------      --------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value, 3,000,000
 shares authorized:
   Series A - 29,999 shares issued and
    outstanding in December 1997                           --            30
   Series B - 17,957 and 18,632 shares issued
    and outstanding in September 1998 and
    December 1997 respectively, liquidation
    value $1,796                                           18            19
Common Stock $1.00 par value; 6,000,000 shares
 authorized; 2,404,480 and 2,388,936 shares
 issued and outstanding at September 30, 1998
 and December 31, 1997, respectively                    2,404        2,389
Additional paid-in capital                             11,302       13,793
Retained earnings                                      25,288       22,868
Accumulated other comprehensive income                    785          213
Unallocated shares of Stock Ownership Plans              (283)        (283)
----------------------------------------------       --------      --------
    Total Shareholders' Equity                         39,514       39,029
----------------------------------------------       --------      --------
Total Liabilities and Shareholders' Equity           $542,178     $509,778
==============================================       ========      ========


See accompanying notes to condensed consolidated financial statements.

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three months ended
                                                           September 30,
                                                         1998           1997
                                                        ------          -----
Interest Income:
Loans                                                   $8,180          7,713
Securities                                               1,605          1,677
Other                                                      160             86
-----------------------------------------------------   ------          -----
                                                         9,945          9,476
-----------------------------------------------------   ------          -----
Interest Expense:
Deposits                                                 4,148          3,974
Borrowings                                                 767            432
-----------------------------------------------------   ------          -----
                                                         4,915          4,406
-----------------------------------------------------   ------          -----
  Net Interest Income                                    5,030          5,070

Provision for loan losses                                  387            373
-----------------------------------------------------   ------          -----
Net Interest Income after Provision for Loan Losses      4,643          4,697
-----------------------------------------------------   ------          -----
Non-Interest Income:
Service charges, commissions and fees                      882            752
Net gain on sales of securities and loans                   70             52
Other                                                       17             41
-----------------------------------------------------   ------          -----
  Total Non-Interest Income                                969            845
-----------------------------------------------------   ------          -----
Non-Interest Expense:
Salaries and employee benefits                           1,952          1,875
Occupancy and equipment expenses                           406            423
Computer and product service fees                          429            361
Promotion and marketing expenses                            87             82
Deposit insurance                                           23             24
Other                                                      779            829
-----------------------------------------------------   ------          -----
  Total Non-Interest Expenses                            3,676          3,594
-----------------------------------------------------   ------          -----
Income Before Income Taxes                               1,936          1,948
Income taxes                                               705            724
-----------------------------------------------------   ------          -----

Net Income                                              $1,231          1,224
Preferred stock dividend                                    38            111
-----------------------------------------------------   ------          -----
Net income attributable to common stock                 $1,193          1,113
=====================================================   ======          =====

Net income per common share:
 Basic                                                   $0.50           0.47
                                                        ======          =====
 Diluted                                                 $0.49           0.46
                                                        ======          =====

Cash dividends declared                                  $0.10           0.10

See accompanying notes to condensed consolidated financial statements.

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                 Nine months ended
                                                                   September 30,
                                                                  1998      1997
                                                                 ------   -------
Interest Income:
Loans                                                            $24,170   $22,702
Securities                                                         4,807     4,957
Other                                                                400       252
-----------------------------------------------------            -------   -------
                                                                  29,377    27,911
-----------------------------------------------------            -------   -------
Interest Expense:
Deposits                                                          12,098    11,571
Borrowings                                                         2,203     1,099
-----------------------------------------------------            -------   -------
                                                                  14,301    12,670
-----------------------------------------------------            -------   -------
     Net Interest Income                                          15,076    15,241
Provision for loan losses                                          1,107     1,118
-----------------------------------------------------            -------   -------
Net Interest Income after provision for Loan Losses               13,969    14,123
-----------------------------------------------------            -------   -------
Non-Interest Income:
Service charges, commissions and fees                              2,578     2,200
Net gain (loss) on sales of securities and loans                      88        89
Other                                                                 47       129
-----------------------------------------------------            -------   -------
    Total Non-Interest Income                                      2,713     2,418
-----------------------------------------------------            -------   -------
Non-Interest Expense:
Salaries and employee benefits                                     5,702     5,503
Occupancy and equipment expenses                                   1,209     1,291
Computer and product service fees                                  1,260       987
Promotion and marketing expenses                                     279       244
Deposit insurance                                                     69        73
Other                                                              2,379     2,416
-----------------------------------------------------            -------   -------
    Total Non-Interest Expenses                                   10,898    10,514
-----------------------------------------------------            -------   -------
Income Before Income Taxes                                         5,784     6,027
Income taxes                                                       2,099     2,276
-----------------------------------------------------            -------   -------

Net Income                                                       $ 3,685     3,751
Preferred stock dividend                                             187       330
-----------------------------------------------------            -------   -------
Net income attributable to common stock                          $ 3,498     3,421
=====================================================            =======   =======

Net income per common share:
       Basic                                                       $1.47      1.45
                                                                 =======   =======
       Diluted                                                     $1.43      1.42
                                                                 =======   =======

Cash dividends declared                                            $0.30      0.26

See accompanying notes to condensed consolidated financial statements.

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)



                                                                                  Nine months ended
                                                                                     September 30,
                                                                               1998                 1997
                                                                             --------             -------
Cash flows from operating activities:
Net income                                                                   $  3,685               3,751
Adjustments to reconcile net income to net
    cash provided by operating activities:
Depreciation and amortization expense, provision for
    loan losses, deferred taxes and other                                       2,305               1,933
Net (gain) loss on sale of securities and loans                                   (88)                (89)
Increase in accrued interest receivable and other assets                         (259)               (276)
Increase(decrease) in accrued expenses and other liabilities                    1,792                 641
---------------------------------------------------------------------------  --------             -------
Net cash provided by operating activities                                       7,435               5,960
---------------------------------------------------------------------------  --------             -------
Cash flows from investing activities:
Proceeds from sales of securities available for sale                            5,576               8,665
Proceeds from maturities and redemptions of securities available for sale       7,195               4,732
Proceeds from maturities and redemptions of
    securities held to maturity                                                12,359               9,286
Purchases of securities available for sale                                    (21,566)            (16,933)
Purchases of securities held to maturity                                       (8,040)             (9,874)
Loans made to customers net of principal payments received                    (27,067)            (16,436)
Proceeds from sales of loans                                                    2,061               2,196
Capital expenditures                                                             (468)             (1,260)
Purchase of FHLB stock                                                           (450)               (721)
Other - net                                                                      (772)               (446)
---------------------------------------------------------------------------  --------             -------
Net cash used by investing activities                                         (31,172)            (20,791)
---------------------------------------------------------------------------  --------             -------
Cash flows from financing activities:
Net increase (decrease) in savings accounts and demand deposits                 4,783              (3,097)
Net increase in time deposits                                                  22,037               7,762
Net increase in borrowings and other liabilities                                3,474              17,689
Proceeds from issuance of Common stock                                            209                 346
Dividends paid                                                                   (914)               (942)
Redemption of Preferred stock                                                  (3,067)               (139)
---------------------------------------------------------------------------  --------             -------
Net cash provided by financing activities                                      26,522              21,619
---------------------------------------------------------------------------  --------             -------
Net increase in cash and cash equivalents                                       2,785               6,788
Cash and cash equivalents at beginning of period                               13,483              10,675
---------------------------------------------------------------------------  --------             -------
Cash and cash equivalents at end of period                                   $ 16,268              17,463
---------------------------------------------------------------------------  --------             -------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                               $ 14,187              12,716
      Income taxes                                                                790                 916
Supplemental schedule of non-cash investing activities:
Loans to facilitate the sale of ORE                                               255                 166
Additions to other real estate                                                    971                 638

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

BASIC AND DILUTED EARNINGS PER SHARE WERE COMPUTED AS FOLLOWS:


(In Thousands, Except per Share Data)


                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                     ------------------------------------------------------------
                                            1998            1997            1998            1997
                                       --------------  --------------  --------------  --------------

BASIC EARNINGS PER SHARE:
Earnings available for common shares:
   Earnings from operations                    $1,231        1,224            3,685          3,751
   Provision for cash dividends on
      preferred stock                             (38)        (111)           (187)           (330)
-----------------------------------------------------------------------------------------------------
Net earnings available for common
     shareholders                              $1,193        1,113            3,498          3,421
-----------------------------------------------------------------------------------------------------

Weighted average common shares
     outstanding                                2,385        2,360            2,378          2,352
Basic earnings per share                         $.5           .47             1.47           1.45
-----------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE:
Net earnings available for common
    shares and common stock
    equivalent shares deemed to have a
    dilutive effect                            $1,193        1,113            3,498          3,421
-----------------------------------------------------------------------------------------------------

Weighted average common shares
    outstanding                                 2,385        2,360            2,378          2,352
Additional potentially dilutive
    securities (equivalent in common
    stock):
     Stock options                                 65           66               75             60
-----------------------------------------------------------------------------------------------------

Total                                           2,450        2,426            2,453          2,412
-----------------------------------------------------------------------------------------------------
Diluted earnings per share                       $.49          .46             1.43           1.42
-----------------------------------------------------------------------------------------------------

3)      Other Accounting Issues
        -----------------------

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The statement is effective for the Company in 1998. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Adoption of this statement will have no effect on the Company's financial position or results of operation.

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

        On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three-month and nine month periods ended September 30, 1998 and 1997 was $1,736,000 and $4,258,000, and $1,299,000 and $3,870,000, respectively.

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

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


GENERAL
-------

Iroquois Bancorp Inc. ("Iroquois" or the "Company") is a bank holding company with two financial institutions: Cayuga Bank of Auburn, New York, a New York state-chartered commercial bank and trust company, and The Homestead Savings
(FA) of Utica, New York, a federally-chartered savings association.

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1998 compared to September 30, 1997
--------------------------------------------------------------------

Net income for the three months ended September 30, 1998 was $1,231,000, or $.50 basic earnings per share, compared to net income of $1,224,000, or $.47 basic earnings per share, for the three months ended September 30, 1997. Diluted earnings per share were $.49 and $.46 for the three months ended September 30, 1998 and 1997, respectively.

Net interest income was $5,030,000 for the third quarter of 1998 compared to $5,070,000 for the third quarter of 1997. The decline in net interest income continues to reflect the narrowing of net interest spreads caused by a flatter yield curve and changes in the Company's balance sheet mix. Asset yields fell to 7.83% for the current quarter compared to 8.09% the year earlier. Interest-bearing liability costs were 4.19% for the current quarter compared to 4.10% the year earlier. Net interest spread contracted to 3.64% for the three months ended September 30, 1998 compared to 4.00% for the three months ended September 30, 1997.

Interest income increased 5.0%, to $9,945,000, for the three months ended September 30, 1998, compared to $9,476,000 for the same period the year earlier. Average earning assets increased 9.0%, to $511.5 million in 1998 from $458.5 million in 1997. Residential mortgage loans, yielding 7.63% in the current quarter compared to 7.94% in the third quarter of 1997, increased $40.4 million, or 20.0%. Higher yielding commercial mortgage loans and commercial loans declined $2.1 million and $2.0 million, respectively. Residential mortgage loans represented 47.4% of average earning assets for the three months ended September 30, 1998, compared to 43.0% for the same three months in 1997.

Interest expense on deposits and borrowings increased 11.6%, to $4,915,000, for the three months ended September 30, 1998, compared to $4,406,000 for the three months ended September 30, 1997. The increase was due primarily to the growth in average deposits and borrowings. Average deposit balances increased 4.1%, from $425.3 million to $442.6 million. The average cost of interest-bearing deposits increased slightly from 3.71% in 1997 to 3.72% in 1998. Average borrowings increased from $28.7 million in 1997 to $51.1 million in 1998. The average cost of borrowings remained relatively constant at 5.96%.

The provision for loan losses increased 3.8%, to $387,000, for the quarter ended September 30, 1998, compared to $373,000 for the same period in 1997. The increase in the provision reflects adjustments to the allowance for loan losses to reflect management's current assessment of the loan portfolio.

Total non-interest income was $969,000 for the quarter ended September 30, 1998 compared to $845,000 for the quarter ended September 30, 1997, an increase of 14.7%. Increases in loan and deposit service fees accounted for most of the change with additional income also being generated from trust and investment services. In addition, the net gain on sales of securities and loans increased $18,000, to $70,000, for the three months ended September 30, 1998 compared to $52,000 in net gains for the same period in 1997.

Total non-interest expense was $3,676,000 for the quarter ended September 30, 1998, compared to $3,594,000 for the quarter ended September 30, 1997, an increase of 2.3%. Salaries and benefits increased $77,000, or 4.1%, primarily due to wage increases. Computer and product servicing fees increased 18.8%, to $429,000, for the third quarter of 1998, compared to $361,000 for the third quarter of 1997, a reflection of increased volumes relating to both processing levels and new product sales.

The provision for income taxes for the three months ended September 30, 1998 was $705,000, for an effective tax rate of 36.42%, compared to $724,000, or an effective tax rate of 37.17%, for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997
-------------------------------------------------------------------

Net income for the nine months ended September 30, 1998 was $3,685,000, or $1.47 basic earnings per share, compared to $3,751,000, or $1.45 basic earnings per share for the nine months ended September 30, 1997. Diluted earnings per share were $1.43 and $1.42 for the nine months ended September 30, 1998 and 1997, respectively.

Net interest income was $15,076,000 for the first nine months of 1998 compared to $15,241,000 for the first nine months of 1997. The yield on earning assets decreased to 7.91% for the nine months ended September 30, 1998, compared to 8.10% for the nine months ended September 30, 1997. The cost of interest-bearing liabilities increased during the same time period from 4.03%, to 4.21%. Net interest spread contracted from 4.07% in 1997 to 3.70% in 1998. Net interest margin declined from 4.44% in 1997 to 4.05% in 1998.

Interest income increased 5.3%, to $29,377,000, for the nine months ended September 30, 1998, compared to $27,911,000 for the nine months ended September 30, 1997. The increase came primarily from higher volumes of residential mortgages, with an increase in average balances from $194.4 million for the first nine months of 1997 to $231.3 million for the same period in 1998. The increase in residential mortgage loans as a percentage of total interest-bearing assets contributed to the reduction year over year in overall asset yields.

Interest expense related to deposits and borrowings increased from $12,670,000 for the nine months ended September 30, 1997, to $14,301,000, for the nine months ended September 30, 1998. Average deposit balances increased $10.6 million, from $421.4 million to $432.0 million. The average cost of interest-bearing deposits increased from 3.67% in 1997 to 3.74% in 1998, reflecting growth in higher cost money market and time deposits. Average borrowings increased $24.6 million in 1998 compared to 1997. The average cost of borrowings increased from 5.94% to 5.97% reflecting a greater use of term advances in 1998 compared to 1997.

The provision for loan losses for the first nine months of 1998 was $1,107,000 compared to $1,118,000 for the first nine months of 1997. The allowance for loan losses as a percentage of loans increased from .84% at September 30, 1997 to .90% at September 30, 1998. Net charge-offs for the nine months ended September 30, 1998 were $791,000 compared to $1,476,000 for the same time period in 1997.

Total non-interest income was $2,713,000 for the nine months ended September 30, 1998, compared to $2,418,000 for the nine months ended September 30, 1997, an increase of 12.20%. The increase primarily reflected growth in income generated from fees for loan and deposit services, as well as trust and investment services.

Total non-interest expense was $10,898,000 for the nine months ended September 30, 1998, compared to $10,514,000 for the nine months ended September 30, 1997, an increase of 3.65%. The increase primarily reflected a higher level of computer and product service fees, and a 3.62% increase in salaries and benefits.

The provision for income taxes was $2,099,000 for the first nine months of 1998, an effective rate of 36.29%. For the first nine months of 1997 the provision for income taxes was $2,276,000, an effective rate of 37.76%


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $542.2 million at September 30, 1998 compared to $509.8 million at December 31, 1997, an increase of $32.4 million, or 6.4%.

Loans receivable, net increased $24.7 million, or 6.7%, to $394.7 million at September 30, 1998, compared to $370.0 million at year end 1997. Within the loan portfolio, residential mortgage loans increased $30.3 million, to $245.6 million, as a result of increases in new originations. Commercial mortgage loans decreased $2.3 million, to $39.4 million. Commercial loans decreased $3.2 million from December 31, 1997 to September 30, 1998, ending the period at $38.6 million. The decline in commercial mortgages and commercial loans reflects increased prepayments, lower loan demand and increased competition in the small business market.

The allowance for loan losses increased from $3.3 million at December 31, 1997, to $3.6 million at September 30, 1998. Non-performing loans increased slightly from $6.2 million at year end 1997 to

$6.3 million at September 30, 1998. The percentage of non-performing loans to total loans decreased from 1.65% at December 31, 1997, to 1.57% at September 30, 1998. Residential mortgage loans represented 38.3% of total non-performing loans at September 30, 1998, while commercial mortgages represented 37.0% and consumer and commercial loans represented 24.7%. The allowance for loan losses as a percentage of total loans increased from .88% at December 31, 1997 to .90% at September 30, 1998.

Total securities increased 5.2%, from $103.6 million at year end 1997 to $109.0 million at September 30, 1998. Securities available for sale increased to $61.8 million at September 30, 1998, from $51.9 million at December 31, 1997, while in the same period securities held to maturity declined $4.5 million to $47.2 million at September 30, 1998. The growth in securities came primarily from a net increase in U.S. Government Agency securities and state and municipal obligations. The net investment in mortgage-backed securities and corporate bonds declined due to increased prepayments and to maturities of existing securities.

Total deposits increased 6.43%, to $443.8 million at September 30, 1998, compared to $417.0 million at December 31, 1997. Personal and business deposits increased a combined $8.8 million while public deposits increased $19.0 million. The growth in deposits occurred primarily in time deposits and money market accounts.

Borrowings at September 30, 1998 were $53.6 million compared to $50.2 million at December 31, 1997. Term advances from the Federal Home Loan Bank ("FHLB") increased $16.0 million, while advances against overnight lines of credit with the FHLB decreased $12.4 million. FHLB borrowings continue to be used to manage the Company's overall cost of funds and interest rate sensitivity while providing an additional source of funds for asset growth.

At September 30, 1998, Iroquois had total shareholders' equity of $39.5 million, compared to $39.0 million at December 31, 1997. The decrease in shareholders equity reflects the $3.0 million redemption as of April 1, 1998, of the Company's outstanding Series A Preferred Stock. The reduction in shareholders' equity combined with the growth in average assets caused the Company's regulatory Tier 1 capital to average assets ratio to decrease from 7.20% at December 31, 1997 to 6.88% at September 30, 1998. The ratio of Tier 1 Capital to risk weighted assets increased, however, from 10.75% to 10.82%, reflecting the growth in lower risk-weighted assets, particularly U.S. government securities and residential mortgages. During the third quarter of 1998, the Company announced the full redemption of its $1.8 million in outstanding Series B Preferred Stock effective October 1, 1998.

As of September 30, 1998, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the capital requirements for classification as "well capitalized" under applicable regulatory provisions.

The Company held short-term liquid assets of $30.8 million at September 30, 1998, compared to $22.3 million at December 31, 1997. The Company considers its current level of liquidity coupled with other available sources of funds as both sufficient and within acceptable ranges.

YEAR 2000 COMPLIANCE
--------------------

The Company's Year 2000 (or "Y2K") activities are continuing on schedule under the framework of the FFIEC's Five Step program. Senior management and the Company's Board of Directors are actively involved in managing efforts in support of these activities, monitoring the Company's progress, and evaluating risks of the process to the Company's Strategic Plan.

Step 1 Awareness Phase
----------------------
The Company's Y2K Committee is following a comprehensive reporting and communication plan designed to increase awareness of the issues surrounding the century date change and report on the Company's progress in preparing for the Year 2000. The communication plan includes ongoing progress reports to Senior Management, the Company's Board of Directors and Audit Committee. In addition, the Company will be focusing on building awareness and increasing the understanding of its banking customers on the Company's readiness for the Year 2000.

Step 2 Assessment Phase
-----------------------
The Company has completed an inventory and assessment of its software, hardware and other systems applications (e.g. communications systems; environmental systems; credit card and ATM processing systems). As part of the assessment phase, critical applications were identified. Critical applications are those believed by the Company to be key to the accuracy of recording customer banking transactions, to have a risk involving the safety of individuals, or affect the Company's revenues and/or liquidity.

During the assessment phase, the Company also identified and prioritized for further evaluation and testing, as appropriate, its exposure to third party risks of non-compliance. Electronic data exchange service bureaus and business customers with relationships in excess of $150,000 were identified. As part of our assessment, we are collecting and analyzing information from third parties regarding their Year 2000 readiness.

Step 3 Renovation Phase
-----------------------
The renovation phase includes the installation of all necessary software upgrades, the removal of non-compliant applications, the development of application-specific contingency plans as necessary, and the testing of currently compliant systems. The Company estimates that it has completed approximately 40% of the renovation phase. Close monitoring of the progress of its third party vendors, in particular, Fiserv Inc., the Company's data services and item processing provider, is ongoing. Fiserv has advised the Company that it anticipates its systems will be completely upgraded to Year 2000 compliance, tested and implemented no later than March 31, 1999.

As of September 30, 1998, the Company had completed the identification of systems requiring upgrades, had installed Y2K compliant versions as received, and continues close monitoring of vendor progress to ensure timely delivery of upgrades. A general contingency plan has been outlined. System-specific contingency plans will be implemented for critical systems which fail their Y2K test within 30 days of test, but no later than March 31, 1999. To date, the Company has no reason to believe that its critical applications will not be Year 2000 compliant in all material respects.

Step 4 Validation Phase
-----------------------
During the validation phase, critical data flows both internally and with third parties will be tested with both the sender and receiver simulating Year 2000 conditions. Testing is presently underway both internally and with third parties, including Fiserv. The validation phase is expected to continue through the first quarter of 1999.

Step 5 Implementation Phase
---------------------------
The implementation phase will primarily occur during 1999. This phase will focus on monitoring the progress of service providers and vendors as they install fully renovated and tested Y2K compliant systems into the normal daily operating environment. In addition, the Company expects to complete by first quarter of 1999 a Business Resumption Contingency Plan addressing various Year 2000 business case scenarios.

Costs
-----
The Company presently expects to meet its Year 2000 compliance commitment using existing resources and without incurring significant incremental expenses. The Company has provided for the additional costs of the Year 2000 project, primarily additional hardware, software, and service fees in its operational budget for information on technology.

Risk Factors
------------
Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) would have a material adverse effect on the Company's financial condition and results of operation. Although the Company believes that it has taken adequate measures to assure its systems will be Year 2000 compliant, the Company does not have control of external systems and conditions with which its systems interact or by which its systems are affected. In the event of external conditions relating to Year 2000, it is possible that the Company could experience (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors and (ii) liquidity stress caused by disruption in financial markets. The magnitude of these potential credit losses or disruption cannot be determined at this time.

The information set forth above relating to the Company's Year 2000 activities contains forward-looking statements. Specifically, such statements are contained in sentences including the words "expect" or "anticipate" or "could" or "should." Such forward-looking statements are subject to inherent risks and uncertainties that may cause actual results to differ materially from those contemplated by such forward-looking statements. The factors that may cause actual results to differ materially include the failure of third parties to remediate Year 2000 issues adequately or the inability of the Company to complete the project phases on the time schedules currently expected.

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

     A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At September 30, 1998, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

     The following table sets forth at September 30, 1998, the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1997 Annual Report, adjusted to reflect current market conditions, were used.

     NET PORTFOLIO VALUE ANALYSIS at September 30, 1998
    ($ in thousands)


                  CHANGES IN INTEREST          ESTIMATED                    CHANGE IN NPV
                  RATE (BASIS POINTS)             NPV                 AMOUNT              %
           -----------------------------------------------------------------------------------------

                         +200                  $52,323                 (9,382)         (15.2)
                         +100                   56,743                 (4,962)
                            0                   61,705                     --           (8.0)
                         -100                   66,758                  5,053            8.2
                         -200                   70,187                  8,482           13.7

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



                                                  Iroquois Bancorp, Inc.
                                                  (Registrant)



Date:    November 10, 1998                        /s/Richard D. Callahan
                                                  ---------------------------
                                                  Richard D. Callahan
                                                  President & CEO


Date:    November 10, 1998                         /s/Marianne R. O'Connor
                                                   ---------------------------
                                                   Marianne R. O'Connor
                                                   Treasurer & CFO