Form 10-K
period 1998-12-31
IROQUOIS BANCORP INC
filed 1999-03-26
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


                         Commission file number 0-18301


                             IROQUOIS BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

           New York                                             16-1351101
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


115 Genesee Street, Auburn, New York                              13021
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code: (315) 252-9521

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.00 par value
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the shares of Registrant's voting stock, its Common Stock, held by non-affiliates of Registrant as of February 26, 1999 was $38,522,317 based upon the closing sale price of $21.75 per share of Common Stock on that date, as reported by the NASDAQ Stock Market.

The number of shares outstanding of Registrant's Common Stock as of February 26, 1999 was 2,426,880.


                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Part I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 29, 1999 are incorporated by reference into Part III.

     This annual report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is making this statement for the express purpose of availing itself of the safe harbor protection with respect to any and all of such forward-looking statements, including those contained in Management's Discussion and Analysis which describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market areas or in the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

Description of business

     The Company, through its member banks and their respective subsidiaries (collectively, the "Subsidiaries"), is engaged solely in the business of providing financial services to consumers and businesses. The Company caters to the particular needs of its market areas through the Subsidiaries, offering a broad range of financial products and services. Loan products offered by the Company include mortgages, home equity loans and lines of credit, consumer installment loans, credit cards, student loans, and commercial loans; deposit products include savings, checking and time deposits, money market accounts, a range of deposits for municipalities or other public corporations, and mortgage escrow accounts. The Company also provides insurance agency services, investment brokerage services, trust services and safe deposit facilities.

     The business of the Company is more fully described in Management's Discussion and Analysis at pages 5 through 22 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report to Shareholders"), incorporated herein by reference to Exhibit (13) hereto.

Market Area

     The Company's market area primarily covers the Central New York counties of Cayuga, Oswego and Oneida. Cayuga and Oswego counties are part of the Syracuse MSA, which also includes Onondaga and Madison counties. Oneida County is part of the Utica MSA, which also includes Herkimer County. The Company's residential mortgage lending extends to Monroe County, part of the Rochester MSA, and parts of Seneca and Onondaga counties through a broker network, as well as to Old Forge and Lake Placid, NY, through loan production offices.

     A recent estimate by the U.S. Census Bureau shows the upstate New York population decreasing by 24,965 people or .4% from July 1997 to July 1998. Cayuga County population declined by .5%, slightly more than the upstate average. Oneida County led the state in population decline from 1990 to 1997 with 7.0%, or 17,649 people leaving the county. The Syracuse area lost 4.5%, or 33,445 people during the same period.

     The percentage of population over age 60 increased by 3% for Cayuga County, and 6% for both Oswego and Oneida counties from the period 1980 to 1990. Nearly one-third of the total population in these counties exceeds 60 years of age. These statistics seem to follow a national trend of people living longer. The Company intends to focus on this market segment with products and services designed to accommodate an older population. These include relationship accounts, trust and investment services and products for meeting housing needs of the elderly through innovative mortgage programs.

     In 1998, the Central New York economy grew twice as fast as estimated and faster than any time since 1990. Job growth for 1998 in the Syracuse MSA was 1.2%, compared to a national average of 2.6%. Service sector jobs grew the most, adding 1,600 jobs. Manufacturing was second with job growth of 1,300 jobs. Every major industry added jobs except for retailing which lost 700 jobs.

     The unemployment rate for the Syracuse MSA was 3.6% for December 1998 down from 4.5% a year earlier. The unemployment rate for New York State for December 1998 was 5.1% while the national rate was 4.3%. The December year over year unemployment rate for Cayuga County improved from 5.6% in 1997 to 5.2% in 1998. Oneida County improved from 4.7% to 3.7% while Oswego County improved from 6.8% to 5.7% The unemployment rate for the Rochester MSA improved from 4.0% to 3.6%. The Utica MSA improved from 5.2% to 4.1%.

     The Central New York housing market improved during 1998. Sales in the Syracuse MSA were 18% higher while the median sales price increased 1.4%. Nationally, sales were up 16% with a comparable percentage increase in median price. The backlog of unsold homes has declined but remains relatively high in the Company's primary market areas. The Rochester area housing market remains the strongest market in the Upstate NY area exhibiting continued growth in housing sales and a less than 2.6 month supply of unsold homes.

Competition

     Because the primary business of the Company is the ongoing business of its Subsidiaries, the competitive conditions faced by the Company are primarily those of the member banks as financial institutions in their respective geographic markets. Within their respective market areas, the member banks encounter intense competition from other financial institutions offering comparable products. These competitors include commercial banks, savings banks, savings and loan associations, and credit unions. Competition for the broader range of financial services provided by the Subsidiaries also comes from non-banking entities such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies, mortgage companies, and money market and mutual fund companies.

     To differentiate itself from the competition in its market areas, the Company places strong emphasis on providing customers with highly personalized service and products tailored to the needs of its retail and commercial customers. The Subsidiaries also utilize personal sales calls, convenient hours and locations, and relationship-based products and services to enhance customer retention and loyalty.

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

Statistical Disclosure by Bank Holding Companies

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3 (Guide 3), is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 7 in Table 1 - Net Interest Income Analysis, and on page 8 in Table 2 - Rate/Volume Analysis, which Tables 1 and 2 are incorporated herein by reference.

II.  Investment Portfolio

     Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 15 in Table 6 - Securities and on page 16 in Table 7 - Maturity Schedule of Securities, which Tables 6 and 7 are incorporated herein by reference.

III. Loan Portfolio

     A.   Composition of Loan Portfolio

          Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 10 in Table 3 - Summary of the Loan Portfolio, which Table 3 is incorporated herein by reference.

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          Information required by this section of Guide 3 is presented in Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 10 in the table entitled Selected Loan Maturity and Interest Rate Sensitivity, which Table is incorporated herein by reference.

     C.   1.   Risk Elements

               Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 14 in Table 5 - Summary of Non-Performing Assets, which Table 5 is incorporated herein by reference.

          2.   Potential Problem Loans

               Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on pages 13 through 14, in the discussion under the caption Non-Performing Assets, which discussion is incorporated herein by reference.

          3.   Foreign Outstandings

               The Company does not make loans to foreign companies and, at December 31, 1998, 1997 and 1996, there were no foreign loans outstanding.

          4.   Loan Concentrations

               Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders on page 43 in note (16) of the Notes to Consolidated Financial Statements relating to Commitments and Contingencies, which note (16) is incorporated herein by reference.

IV.  Summary of Loan Loss Experience

     A.   Analysis of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 13 in Table 4 - Allowance for Loan Losses, in the discussion on page 12 under the caption reference. Allowance for Loan Losses and in the discussion on pages 13 through 14 under the caption Non-Performing Assets, which Table 4 and which discussions are incorporated herein by reference.

     B.   Allocation of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 13 in that portion of Table 4 - Allowance for Loan Losses under the separate table heading Allocation of Allowance for Loan Losses at December 31, which portion of Table 4 is incorporated herein by reference.

V.   Deposits

     Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders in Management's Discussion and Analysis on page 7 in Table 1 - Net Interest Income Analysis, on page 17 in Table 8 - Deposits and on page 17 in Table 9 - Maturities of Time Deposits - $100,000 and Over, which Tables 1, 8 and 9 are incorporated herein by reference.

VI.  Return on Equity and Assets

     Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders on page 4 in the table entitled Selected Consolidated Financial Data, which Table is incorporated herein by reference.

VII. Short-Term Borrowings

     Information required by this section of Guide 3 is presented in the Registrant's 1998 Annual Report to Shareholders on page 36 in note (7) of the Notes to Consolidated Financial Statements relating to Borrowings, in that portion of the table therein on information related to the Federal Home Loan Bank Line of Credit at December 31, 1998 and 1997 and in the discussion therein under the caption Line of Credit and Term Advances, which tabular information and discussions are incorporated herein by reference.

Employees

     At December 31, 1998, the Company and its Subsidiaries had 176 full-time and 36 part-time employees. The Company and its Subsidiaries provide a variety of benefit programs including group life, health, accident and other insurance benefits, and retirement and stock ownership plans.

Regulation and Supervision

     The earnings of the member banks, and therefore the earnings of the Company, are affected by policies of regulatory authorities, most significantly the Board of Governors of the Federal Reserve System (the "FRB") which implements policies to influence interest rates and the supply of money and credit in the banking system. The FRB's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks, primarily through the FRB's policies that have a direct impact on interest rates. The effects of various FRB policies on future business and earnings of the Company cannot be predicted, nor can the nature or extent of any effects of possible future governmental controls, legislative or regulatory changes that may be implemented by the FRB or any of the other regulatory agencies with jurisdiction over the Company or its Subsidiaries.

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

     Cayuga Bank operates as a commercial bank, chartered as a New York State trust company, and is subject to regulation, supervision and examination by the New York State Banking Department as its primary regulatory authority and by the Federal Deposit Insurance Corporation ("FDIC"). Homestead Savings is subject to regulation, supervision and examination by the OTS as its primary regulatory authority. Cayuga Bank's deposits are insured by the FDIC Bank Insurance Fund ("BIF") and Homestead Savings' deposits are insured by the FDIC Savings Association Insurance Fund ("SAIF"). Each of the financial institutions is subject to assessment of insurance premiums as the FDIC may require from time to time to assure that the BIF and SAIF have adequate reserves. During the last year, Cayuga Bank, as a well-capitalized institution insured by BIF, paid an assessment of $0.012 per $100 of qualifying deposits and Homestead Savings, as a well-capitalized SAIF-insured institution, paid $0.06 per $100 of qualifying deposits. FDIC deposit insurance coverage under the respective BIF and SAIF is generally in amounts up to $100,000 per depositor. The FDIC has the power to terminate insured status or to suspend it temporarily under special conditions.

     The FRB has adopted minimum capital ratios and guidelines for assessing the adequacy of capital of bank holding companies. The minimum capital ratios consist of a risk-based measure, a leverage ratio and a Tier 1 leverage ratio. Under the risk-based measure, a bank holding company must have a minimum ratio of qualifying total capital to risk-weighted assets equal to 8%, of which at least 4% must be in the form of Tier 1 capital. Qualifying total capital is calculated by adding Tier 1 capital and Tier 2 capital. The risk-based capital ratio, calculated by dividing qualifying capital by risk-weighted assets, also incorporates capital charges for certain market risks. The leverage measure of capital is based on two components, a minimum level of primary capital to total assets of 5.5% and a minimum level of total capital to total assets of 6.0%. The Tier 1 leverage ratio requires the ratio of Tier 1 capital to total assets be at least 3%, for strong bank holding companies and those that have implemented a risk-based capital measurement that includes market risk factors. All other holding companies must have a minimum 4% Tier 1 leverage ratio, and an even higher ratio may be imposed on weaker organizations. At December 31, 1998, the Company's capital ratios were in excess of the minimum requirements.

     The FRB also places bank holding companies into various categories based upon these measures of capital adequacy, of which the highest level is "well capitalized." A bank holding company is considered well capitalized if it maintains a risk-based capital ratio of 10% or greater and a Tier 1 risk-based capital ratio of 6% or greater, and if the bank holding company is not subject to any written agreement, order or similar directive issued by FRB for maintaining capital levels. Under EGRPRA, a bank holding company that is deemed to be well-capitalized may engage in permissible non-banking activities without prior approval from the FRB. Based on the Company's calculation of its capital ratios, the Company qualifies as a well capitalized bank holding company.

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

     The Riegle-Neal Interstate Banking Efficiency Act of 1994 permits bank holding companies and banks to engage in transactions involving interstate acquisitions and mergers if the holding company and banking institution are adequately capitalized and managed. The FRB imposes restrictions, however, on the acquisition by the Company of more than 5% of the voting shares of any bank or other bank holding company. The extent to and terms on which full interstate branching and certain other actions authorized under the Riegle-Neal Act are implemented will depend on the actions of entities other than the Company and its member banks, including the legislatures of the various states. Further developments by state and federal authorities, including legislation, with respect to matters covered by the Riegle-Neal Act reasonably can be anticipated to occur in the future.

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

     New banking legislation related to bank holding companies and their subsidiaries has been under consideration by Congressional committees on a regular basis in recent years. The likelihood of success of any such legislation and the effect, if any, of such legislation on the Company and its Subsidiaries cannot be predicted.

Item 2. Properties

     The Company's properties are all located in Central New York State. Six banking office facilities are utilized by Cayuga Bank: three in Auburn, one in Weedsport, one in Moravia, and one in Lacona, all of which are owned. The Company has two offices in Utica, one office in Waterville, and one office in Clinton, that are all owned and utilized as banking offices by Homestead Savings. The Company also leases space in Freedom Mall, Rome, New York for use by Homestead Savings. The lease was extended upon its expiration in June, 1998 on a month-to-month basis. Homestead Savings is currently looking for a new location for this facility. All of these properties are in generally good condition and appropriate for their intended use.

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

Item 4. Submission of Matters to a Vote of Stockholders

     NONE


                              * * * * * * * * * * *


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         Name                  Age                Title
         ----                  ---                -----

Richard D. Callahan            56        President and Chief Executive Officer
Marianne R. O'Connor           44        Treasurer and Chief Financial Officer
Richard J. Notebaert, Jr.      55        Vice President
W. Anthony Shay, Jr.           56        Vice President-Operations

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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Reference is made to the information on page 46 of the Company's 1998 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.

Item 6. Selected Financial Data

     Reference is made to Selected Consolidated Financial Data on page 4 of the Company's 1998 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Reference is made to Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders on pages 5 through 22 thereof, incorporated herein by reference to Exhibit (13) hereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Reference is made to the discussion under the caption Market Risk and Interest Rate Risk Management on pages 18 through 20 and to Table 10 - Net Portfolio Value Analysis and Table 11 - Interest Rate Sensitivity Table on page 20 of Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders, which discussion and Tables 10 and 11 are incorporated herein by reference to Exhibit (13) hereto.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Company, together with the report thereon of its independent auditors, included in the 1998 Annual Report to Shareholders on pages 24 through 45 thereof, along with the Unaudited Summarized Quarterly Financial Information on page 46 thereof, are incorporated herein by reference to Exhibit (13) hereto. The financial statements of the Iroquois Bancorp 401(k) Savings Plan, together with the report thereon of its independent auditors, as required by Rule 15d-21 pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are incorporated herein by reference to Exhibit (99) hereto.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     (a)  Identification of directors.

          Reference is made to pages 4 and 5 under the caption ELECTION OF DIRECTORS in the Company's Definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 29, 1999 (the "Proxy Statement"), incorporated herein by reference.

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

     (d)  Compliance with Section 16(a) of the Exchange Act

          Reference is made to the information under the caption COMPLIANCE WITH
     SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 in the Company's Proxy Statement on page 4 thereof, incorporated herein by reference.

Item 11. Executive Compensation

     Reference is made to the information under the caption EXECUTIVE COMPENSATION on pages 7 through 14 of the Company's Proxy Statement, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Reference is made to the information under the caption STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT on pages 2 and 3 of the Company's Proxy Statement, incorporated herein by reference. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may, at a subsequent date, result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

     Reference is made to the information under the caption CERTAIN TRANSACTIONS on page 16 of the Company's Proxy Statement, incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements and Report of Independent Auditors. The following consolidated financial statements and reports of the Company are incorporated in this Annual Report on Form 10-K by reference to the 1998 Annual Report to Shareholders annexed hereto as Exhibit (13):

               Report of Independent Auditors.

               Consolidated Balance Sheets as of December 31, 1998 and 1997.

               Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.

               Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 1998.

               Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules. All financial statement schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

     (3) Exhibits. The following exhibits are filed herewith or have been previously filed with the Securities and Exchange Commission, as noted, and numbered in accordance with Item 601 of Regulation S-K:

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

          10(I) Description of Iroquois Bancorp, Inc. Annual Management Incentive Plan.

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

                                  ************

          13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1998.

          21        List of Subsidiaries.

          23(A) Consent of KPMG LLP with respect to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

          23(B) Consent of Fagliarone Group P.C. with respect to Exhibit 99 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

          24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

          99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for the Fiscal Years Ended December 31, 1998 and 1997, together with Independent Auditors' Report Thereon of Fagliarone Group P.C. for the year ended December 31, 1998 and KPMG LLP for the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Auburn, County of Cayuga, and State of New York on March 16, 1999.

                                      IROQUOIS BANCORP, INC.


                                      By: /s/Richard D. Callahan
                                          -------------------------------------
                                          Richard D. Callahan
                                          President and Chief Executive Officer


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K and Power of Attorney have been signed below by the following persons in the capacities and on the dates indicated:

Name                                    Title                     Date
----                                    -----                     ----

     /s/Richard D. Callahan             President and Chief       March 16, 1999
-----------------------------           Executive Officer,
Richard D. Callahan                     Director



     /s/Joseph P. Ganey                 Chairman of the Board     March 16, 1999
-----------------------------
Joseph P. Ganey


     /s/Marianne R. O'Connor            Treasurer and Chief       March 16, 1999
-----------------------------           Financial Officer
Marianne R. O'Connor

                                        Director                  March __, 1999
-----------------------------
Brian D. Baird


     /s/John Bisgrove, Jr.              Director                  March 16, 1999
-----------------------------
John Bisgrove, Jr.


     /s/Peter J. Emerson                Director                  March 16, 1999
-----------------------------
Peter J. Emerson


     /s/Arthur A. Karpinski             Director                  March 16, 1999
-----------------------------
Arthur A. Karpinski


     /s/Henry D. Morehouse              Director                  March 16, 1999
-----------------------------
Henry D. Morehouse


     /s/Edward D. Peterson              Director                  March 16, 1999
-----------------------------
Edward D. Peterson


     /s/Lewis E. Springer, II           Director                  March 16, 1999
-----------------------------
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

          10(I) Description of Iroquois Bancorp, Inc. Annual Management Incentive Plan.

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

                                  ************

          13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1998.

          21        List of Subsidiaries.

          23(A) Consent of KPMG LLP with respect to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

          23(B) Consent of Fagliarone Group P.C. with respect to Exhibit 99 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

          24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

          99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for the Fiscal Years Ended December 31, 1998 and 1997, together with Independent Auditors' Report Thereon of Fagliarone Group P.C. for the year ended December 31, 1998 and KPMG LLP for the year ended December 31, 1997.