Form 10-Q
period 1999-03-31
IROQUOIS BANCORP INC
filed 1999-05-12
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

                                   (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999
                  --------------

                                       OR

         ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Registrant's telephone number, including area code (315) 252-9521
                                                  ---------------


_________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                          ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,426,880 shares of common stock on March 31, 1999.

                                     INDEX

                                                                        Page No.
                                                                        -------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                           3

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 1999 and 1998                     4

             Consolidated Statements of Shareholders' Equity
                and Comprehensive Income
             Three Months Ended March 31, 1999 and 1998                     5

             Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 1999 and 1998                     6

             Notes to Condensed Consolidated Financial Statements         7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9-13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      14

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               15

Item 2.    Changes in Securities                                           15

Item 3.    Defaults upon Senior Securities                                 15

Item 4.    Submission of Matters to a Vote of Security Holders             15

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 16

                         PART I.  FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except                                           March 31,            December 31,
share data)                                                               1999                   1998
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                       $  9,360               $  9,571
Interest-bearing deposits and Federal funds sold                                 4,100                  6,393
Securities available for sale, at fair value                                    70,623                 61,431
Securities held to maturity (fair value of $47,198 in 1999 and
    $47,717 in 1998)                                                            46,745                 47,056
Loans                                                                          412,410                404,092
   Less allowance for loan losses                                                3,623                  3,815
                                                                              --------               --------
Loans, net                                                                     408,787                400,277
Other assets                                                                    28,172                 22,692
                                                                              --------               --------
Total Assets                                                                  $567,787               $547,420
                                                                              ========               ========

Liabilities
Savings and time deposits                                                     $419,805               $412,334
Demand deposits                                                                 28,855                 30,905
Borrowings                                                                      76,887                 61,591
Other liabilities                                                                3,014                  4,248
                                                                              --------               --------
Total Liabilities                                                              528,561                509,078

Shareholders' Equity
Preferred Stock, $1.00 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                     --                     --
Common Stock, $1.00 par value; 6,000,000 shares authorized;
    2,426,880 and 2,409,980 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively                           2,427                  2,410
Additional paid-in capital                                                       9,590                  9,303
Retained earnings                                                               27,429                 26,557
Accumulated other comprehensive income                                             198                    490
Unallocated shares of Stock Ownership Plan                                        (418)                  (418)
                                                                              --------               --------
Total Shareholders' Equity                                                      39,226                 38,342
                                                                              --------               --------

Total Liabilities and Shareholders' Equity                                    $567,787               $547,420
                                                                              ========               ========


See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                                        Three months ended
                                                                            March 31,
-------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                           1999             1998
-------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                            $8,041            7,927
   Securities                                                        1,657            1,617
   Other                                                               128              103
                                                                    ------           ------
Total Interest Income                                                9,826            9,647
Interest Expense:
   Deposits                                                          3,896            3,879
   Borrowings                                                          900              712
                                                                    ------           ------
Total Interest Expense                                               4,796            4,591
                                                                    ------           ------

Net Interest Income                                                  5,030            5,056
Provision for loan losses                                              358              360
                                                                    ------           ------
Net Interest Income after provision
  for loan losses                                                    4,672            4,696
Net gain on sales of securities and loans                               10               --
Noninterest income                                                     777              815
Noninterest expense                                                  3,751            3,596
                                                                    ------           ------
   Net income before income taxes                                    1,708            1,915
Provision for income taxes                                             598              697
                                                                    ------           ------
Net income                                                           1,110            1,218
Preferred stock dividend                                                --              111
                                                                    ------           ------
Net income applicable to common shares                              $1,110            1,107
                                                                    ======           ======


Earnings per share
   Basic                                                             $0.46            $0.47
                                                                    ======           ======
   Diluted                                                            0.46             0.45
                                                                    ======           ======

Cash dividends declared per common share                             $0.l0            $0.l0
                                                                    ------           ------



See accompanying notes to condensed consolidated financial statements

                             IROQUOIS BANCORP, INC.
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                  (unaudited)


Three months ended March 31, 1998:

                                                         Addi-                 Accumulated      Unallocated
                                                        tional                    Other          Shares of
(dollars in thousands,            Preferred   Common    Paid-In    Retained   Comprehensive   Stock Ownership    Total
except share data)                  Stock     Stock     Capital    Earnings       Income           Plan
------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997           $49    2,389      13,793     22,868             213             (283)   39,029
------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                            --       --          --      1,218              --                --    1,218
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                  --       --          --         --              19                --       19
                                ----------------------------------------------------------------------------------------
   Total comprehensive income            --       --          --      1,218              19                --    1,237
                                ----------------------------------------------------------------------------------------
Preferred Stock Redemption
   (145 shares)                          (1)      --         (14)        --              --                --      (15)
Stock Options Exercised                  --        4          51         --              --                --       55
Cash dividends declared:
  Common stock                           --       --          --       (237)             --                --     (237)
  Preferred stock                        --       --          --       (111)             --                --     (111)
------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998              $48    2,393      13,830     23,738             232             (283)   39,958
------------------------------------------------------------------------------------------------------------------------




Three months ended March 31, 1999:
                                                        Addi-                  Accumulated      Unallocated
 (dollars in thousands,                                 tional                    Other          Shares of
 except share data)               Preferred   Common   Paid-In     Retained   Comprehensive   Stock Ownership
                                    Stock     Stock    Capital     Earnings      Income            Plan         Total
------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998     $     --     2,410       9,303     26,557             490             (418)   38,342
------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                                     --          --      1,110              --                --    1,110
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                           --          --         --            (292)               --     (292)
                                ----------------------------------------------------------------------------------------
   Total comprehensive income            --       --          --      1,110            (292)               --      818
                                ----------------------------------------------------------------------------------------
Stock Options Exercised                           17         287         --              --                --      304
Cash dividends declared:
   Common stock                                   --          --       (238)             --                --     (238)
------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999        $     --     2,427       9,590     27,429             198              (418)  39,226
------------------------------------------------------------------------------------------------------------------------



See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                            Three months ended
                                                                                March 31,
--------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     1999           1998
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                 $  1,110          1,218
Adjustments to reconcile net income to net
    cash provided by operating activities:
Provision for loan losses                                                       358            360
Depreciation and amortization                                                   327            321
Net gain on sales of securities and loans                                       (10)            --
Decrease (increase) in other assets                                             116           (167)
Decrease in other liabilities                                                (1,234)          (119)
                                                                           --------         ------
Net cash provided by operating activities                                       667          1,613
                                                                           --------         ------
Cash flows from investing activities:
Proceeds from maturities of available for sale securities                     1,690          3,033
Proceeds from sales of available for sale securities                          1,713             --
Proceeds from maturities of held to maturity securities                       3,756          4,940
Purchases of available for sale securities                                  (13,099)        (6,521)
Purchases of held to maturity securities                                     (3,453)        (2,611)
Proceeds from sales of loans                                                    761            496
Net increase in loans                                                       (10,250)        (7,310)
Purchases of bank premises and equipment                                        (72)          (243)
Purchase of corporate owned life insurance                                   (5,000)            --
Purchase of FHLB stock                                                           --           (375)
                                                                           --------         ------
Net cash used by investing activities                                       (23,954)        (8,591)
                                                                           --------         ------
Cash flows from financing activities:
Net increase(decrease) in demand deposits, money market                      (2,556)         3,217
    accounts, and savings accounts
Net increase in time deposits                                                 7,977          6,781
Net increase(decrease) in other borrowings                                    9,300         (4,400)
Proceeds of long-term borrowings                                              9,000         11,500
Repayment of long-term borrowings                                            (3,004)        (9,504)
Cash dividends                                                                 (238)          (348)
Net proceeds from exercise of stock options, and related tax benefit            304             54
Redemption of Preferred stock                                                    --            (15)
                                                                           --------         ------
Net cash provided by financing activities                                    20,783          7,285
                                                                           --------         ------
Net increase(decrease) in cash and cash equivalents                          (2,504)           307
Cash and cash equivalents at beginning of period                             15,964         13,483
                                                                           --------         ------
Cash and cash equivalents at end of period                                   13,460         13,790
                                                                           --------         ------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                 4,811          4,461
     Income taxes                                                             1,402            725
Supplemental schedule of non-cash investing activities:
    Additions to other real estate                                              623            387

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES

         Notes to Condensed Unaudited Consolidated Financial Statements

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

     The data in the consolidated balance sheet for December 31, 1998 was derived from the Company's 1998 Annual Report to Shareholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Shareholders.

2)   Earnings Per Share
     ------------------

     Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share includes the maximum dilutive effect of stock issuable upon conversion of stock options.

Basic and diluted earnings per share were computed as follows:

(In thousands, except per share data)
                                                             Three months ended
                                                                  March 31
-------------------------------------------------------------------------------------
                                                            1999            1998
                                                            ----            ----
Basic earnings per share:
Earnings available for common shares:
   Net income                                              $1,110           1,218
   Provision for cash dividends on
      preferred stock                                          --             111
---------------------------------------------------------------------------------
Net earnings available for common
     shareholders                                          $1,110           1,107
---------------------------------------------------------------------------------

Weighted average common shares
     outstanding                                            2,389           2,371
---------------------------------------------------------------------------------
Basic earnings per share                                   $  .46             .47
---------------------------------------------------------------------------------

Diluted earnings per share:
Net earnings available for common
    shares and common stock
    equivalent shares deemed to have a
    dilutive effect                                        $1,110           1,107
---------------------------------------------------------------------------------

Weighted average common shares
    outstanding                                             2,389           2,371
Additional potentially dilutive
    securities (equivalent in common
    stock):
     Stock options                                             31              65
---------------------------------------------------------------------------------
Total                                                       2,420           2,436
---------------------------------------------------------------------------------
Diluted earnings per share                                 $  .46             .45
---------------------------------------------------------------------------------

The additional potentially dilutive securities calculation for 1999 excludes an average of 40,500 options because the exercise price of the options was greater than the average market price.

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

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 1999 compared to March 31, 1998
------------------------------------------------------------

Net income for the three months ended March 31, 1999 was $1,110,000, or $.46 basic earnings per share, compared to net income of $1,218,000, or $.47 basic earnings per share, for the three months ended March 31, 1998. Diluted earnings per share were $.46 and $.45 for the three months ended March 31, 1999 and 1998, respectively.

Net interest income was $5,030,000 for the first quarter of 1999 compared to $5,056,000 for the first quarter of 1998. Net interest margin for the first quarter of 1999 was 3.78%, compared to 4.20% in 1998. Growth in residential mortgages and securities as a percentage of total assets combined with a flatter yield curve compared to the prior year were the primary reasons for to the decline in net interest margin. Asset yields fell to 7.48% for the current quarter compared to 8.01% the year earlier. Interest-bearing liability costs were 4.04% for the current quarter compared to 4.22% the year earlier.

Interest income increased 1.9%, to $9,826,000, for the three months ended March 31, 1999, compared to $9,647,000 for the same period the year earlier. Average earning assets increased 9.1%, to $528.7 million in 1999 from $484.6 million in 1998. Average residential mortgage loans increased $39.0 million, or 17.8%, while the yield on mortgages decreased from 7.90% in the first quarter of 1998 to 7.46% in the current quarter. Average commercial mortgage loans and commercial loans declined $1.3 million and $5.4 million, respectively, in the same period. Residential mortgage loans represented 48.8% of average earning assets for the three months ended March 31, 1999, compared to 45.2% for the same three months in 1998.

Interest expense on deposits and borrowings increased 4.5%, to $4,796,000, for the three months ended March 31, 1999, compared to $4,591,000 for the three months ended March 31, 1998. The increase was due primarily to the growth in average deposits and borrowings. Average deposit balances increased 6.6%, from $418.9 million to $446.3 million while the average cost of interest-bearing deposits decreased from 3.76% in 1998 to 3.54% in 1999. Average borrowings increased 35.3% from $48.2 million in 1998 to $65.3 million in 1999. The average cost of borrowings decreased from 5.98% for the three months ended March 31, 1998 to 5.59% for the three months ended March 31, 1999.

The provision for loan losses decreased slightly from $360,000 for the quarter ended March 31, 1998, to $358,000 for the same period in 1999.

Total noninterest income was $787,000 for the quarter ended March 31, 1999, compared to $815,000 for the quarter ended March 31, 1998, a decrease of 3.4%. Net gains on sales of securities and loans contributed $10,000 to noninterest income for the three months ended March 31, 1999. The decrease was attributable primarily to a lower volume of commercial service fees.

Total noninterest expense was $3,751,000 for the quarter ended March 31, 1999, compared to $3,596,000 for the quarter ended March 31, 1998, an increase of 4.3%. Occupancy and equipment expense increased 12.9%, to $445,000, for the first quarter of 1999, compared to $394,000 for the first quarter of 1998. The increase was attributable to higher property taxes, utilities, and rental expense in 1999 compared to 1998. Other noninterest expense increased 16.6% from $712,000 in 1998 to $830,000 in 1999 due primarily to increased expense relating to Other Real Estate.

The provision for income taxes for the three months ended March 31, 1999 was $598,000, for an effective tax rate of 35.0%, compared to $697,000, or an effective tax rate of 36.4%, for the three months ended March 31, 1998.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $567.8 million at March 31, 1999, compared to $547.4 million at December 31, 1998, an increase of $20.4 million, or 3.7%.

Loans increased $8.3 million, or 2.1%, to $412.4 million at March 31, 1999, compared to $404.1 million at year end 1998. Residential mortgage loans increased $9.2 million, from $254.8 million at year end 1998, to $264.0 million at March 31, 1999. Commercial mortgage loans increased $1.2 million, to $40.7 million at March 31, 1999. Commercial loans decreased $449,000 from December 31, 1998 to March 31, 1999, ending the period at $37.0 million. The decline in commercial loans continues to reflect lower loan demand and increased competition in the small business market.

The allowance for loan losses decreased from $3.8 million at December 31, 1998, to $3.6 million at March 31, 1999 as net charge-offs for the quarter exceeded the loan loss provision. Nonperforming assets increased $25,000 to $6,728,000 at March 31, 1999, reflecting the transfer of certain properties to Other Real Estate. Nonperforming loans decreased from $6.0 million at year end 1998 to $5.5 million at March 31, 1999. The percentage of non-performing loans to total loans decreased from 1.49% at December 31, 1998, to 1.34% at March 31, 1999.

Residential and commercial mortgage loans each represented approximately 40.5% of total nonperforming loans at March 31, 1999, while consumer and commercial loans represented the remaining 19.0%.

Total securities increased 5.8%, from $111.0 million at year end 1998 to $117.4 million at March 31, 1999. Securities available for sale increased to $70.6 million at March 31, 1999, from $63.9 million at December 31, 1998, while in the same period securities held to maturity declined slightly from $47.0 million to $46.7 million. Holdings of U.S. Government Agency securities and mortgage-backed securities increased while holdings of U.S. Government securities and state and municipal obligations declined slightly compared to year end 1998.

Other assets increased $5.5 million, or 24.2%, from $22.7 million at December 31, 1998 to $28.2 at March 31, 1999. The increase is primarily attributable to the Company's first quarter purchase of $5 million in Corporate Owned Life Insurance.

Total deposits increased $5.5 million, or 1.2%, to $448.7 million at March 31, 1999, compared to $443.2 million at December 31, 1998. Personal and public deposits increased $2.8 million and $6.9 million, respectively, while business deposits decreased $4.2 million. The growth in deposits occurred primarily in time deposits and money market accounts.

Borrowings at March 31, 1999 were $76.9 million compared to $61.6 million at December 31, 1998. Term advances from the Federal Home Loan Bank ("FHLB") and advances against overnight lines of credit with the FHLB increased $6.0 million and $9.3 million, respectively. Borrowings represented 13.5% of total assets at March 31, 1999 compared to 11.3% at year end 1998.

At March 31, 1999, Iroquois had total shareholders' equity of $39.2 million, compared to $38.3 million at December 31, 1998. The Company's regulatory Tier 1 capital to average assets ratio increased from 6.70% at December 31, 1998 to 6.73% at March 31, 1999, and the ratio of Tier 1 Capital to risk weighted assets decreased slightly from 10.55% to 10.42%. As of March 31, 1999, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the capital requirements for classification as "well capitalized" under applicable regulatory provisions.

At March 31, 1999, the Company held securities maturing in one year or less (excluding estimated payments from amortizing securities) of $24.3 million, compared to $21.8 million at December 31, 1998. The Company considers its current level of liquidity along with other available sources of funds as both sufficient and within acceptable ranges.

YEAR 2000
---------

The Company's Year 2000 (or "Y2K") activities continue on schedule under the framework of the FFIEC's Five Step program. Senior management and the Company's Board of Directors are actively involved in managing efforts in support of these activities, monitoring the Company's progress, and evaluating risks of the process to the Company's strategic plan.

Step 1 Awareness Phase
----------------------

The Company continues to follow a comprehensive reporting and communication plan. All employees have participated in Y2K awareness training. Customer awareness is being promoted through various mailings, in-branch signage and community education seminars.

Step 2 Assessment Phase
-----------------------

The assessment phase has been completed. All software, hardware and other systems applications have been identified and evaluated for Year 2000 compliance.

All business customers with loan relationships in excess of $150,000 have been identified and contacted relative to their Y2K readiness.

Step 3 Renovation Phase
-----------------------

The Company estimates that as of March 31, 1999 that it has completed approximately 90% of the renovation phase. Close monitoring of the progress of third party vendors continues. Fiserv Inc., the Company's data services and item processing provider, remains on schedule and anticipates its systems will be completely upgraded to Year 2000 compliance, tested and implemented no later than June 30, 1999.

Step 4 Validation Phase
-----------------------

The validation phase, which entails testing of critical applications, was approximately 90% complete as of March 31, 1999. Additional testing including direct testing with Fiserv Inc. is scheduled and should be completed in the second quarter.

Step 5 Implementation Phase
---------------------------

The implementation phase continues to focus on monitoring the progress of service providers and vendors as they install fully renovated and tested Y2K compliant systems into the normal daily operating environment. All upgrades of Y2K compliant software received to date have been tested, installed, and placed into daily production.

Business resumption contingency plans have been completed for all of the Company's critical business processes. Work is presently underway on an Event Management Plan detailing responsibilities and activities relative to the century rollover--before, during and after the actual event. In addition, a Y2K Liquidity Plan is being formulated to prepare for increased demands on the Company's cash and/or liquidity. The Company anticipates that all contingency plans will be completed and tested in the second quarter of 1999.

Forward-looking Statements
--------------------------

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

Item 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At March 31, 1999, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

        The following table sets forth at March 31, 1999 the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1998 Annual Report, adjusted to reflect current market conditions, were used.

        NET PORTFOLIO VALUE ANALYSIS at March 31, 1999
        ($ in thousands)

         Changes in interest                  Estimated                        Change in NPV
         rate (basis points)                     NPV                       Amount            %
      -----------------------             ---------------            -------------------------------
                +200                           $53,252                    (10,218)       (16.1)
                +100                            58,988                     (4,482)        (7.1)
                   0                            63,470                         --
                -100                            68,193                      4,724          7.4
                -200                            73,165                      9,696         14.2


                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Iroquois Bancorp, Inc.
                             Registrant



Date:  May 12, 1999          /s/Richard D. Callahan
                             -------------------------

                             Richard D. Callahan
                             President & CEO



Date:  May 12, 1999          /s/Marianne R. O'Connor
                             -----------------------

                             Marianne R. O'Connor
                             Treasurer & CFO