Form 10-Q
period 1999-06-30
IROQUOIS BANCORP INC
filed 1999-08-12
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

                                   (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999
                  -------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,426,880 shares of common stock on August 6, 1999.

                                     INDEX
                                                                      Page No.
                                                                      --------

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)
             Condensed Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998                           3

             Condensed Consolidated Statements of Income -
             Three Months Ended June 30, 1999 and 1998                     4

             Condensed Consolidated Statements of Income -
             Six Months Ended June 30, 1999 and 1998                       5

             Consolidated Statements of Shareholders' Equity
                 and Comprehensive Income
             Six Months Ended June 30, 1999 and 1998                       6

             Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1999 and 1998                       7

             Notes to Condensed Consolidated Financial Statements          8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9-14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                             16

Item 2.     Changes in Securities and Use of Proceeds                     16

Item 3.     Defaults Upon Senior Securities                               16

Item 4.     Submission of Matters to a Vote of Security Holders           16

Item 5.     Other Information                                             16

Item 6.     Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                17

                         PART I.  FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                       6/30/99               12/31/98
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $ 10,239              $   9,571
Interest-bearing deposits and Federal funds sold                                    2,500                  6,393
Securities available for sale, at fair value                                       67,301                 61,431
Securities held to maturity (fair value of $55,609 in 1999 and
   $47,717 in 1998)                                                                55,716                 47,056
Loans                                                                             418,967                404,092
   Less allowance for loan losses                                                   3,364                  3,815
                                                                                 --------              ---------
Loans, net                                                                        415,603                400,277
Other assets                                                                       27,522                 22,692
                                                                                 --------              ---------
Total Assets                                                                     $578,881              $ 547,420
                                                                                 ========              =========

LIABILITIES
Savings and time deposits                                                        $410,244              $ 412,334
Demand deposits                                                                    35,363                 30,905
Borrowings                                                                         90,882                 61,591
Other liabilities                                                                   2,802                  4,248
                                                                                 --------              ---------
Total Liabilities                                                                 539,291                509,078
                                                                                 --------              ---------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value, 3,000,000 shares authorized;
   none issued and outstanding                                                         --                     --
Common Stock, $1.00 par value; 6,000,000 shares authorized;
   2,426,880 and 2,402,980 shares issued and outstanding at June
    30, 1999 and December 31, 1998, respectively                                    2,427                  2,410

Additional paid-in capital                                                          9,590                  9,303
Retained earnings                                                                  28,437                 26,557
Accumulated other comprehensive income (loss)                                        (446)                   490
Unallocated shares of Stock Ownership Plan                                           (418)                  (418)
                                                                                 --------              ---------
Total Shareholders' Equity                                                         39,590                 38,342
                                                                                 --------              ---------
Total Liabilities and Shareholders' Equity                                       $578,881              $ 547,420
                                                                                 ========              =========

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                      For the Three Months Ended
-----------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                6/30/99            6/30/98
-----------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                  $  8,208           $  8,063
   Securities                                                                1,746              1,592
   Other                                                                       134                130
                                                                          --------           --------
Total Interest Income                                                       10,088              9,785
                                                                          --------           --------
Interest Expense:
   Deposits                                                                  3,994              4,071
   Borrowings                                                                1,027                724
                                                                          --------           --------
Total Interest Expense                                                       5,021              4,795
                                                                          --------           --------
Net interest income                                                          5,067              4,990
Provision for loan losses                                                      366                360
                                                                          --------           --------
Net Interest Income after Provision
  for Loan Losses                                                            4,701              4,630
Net gain on sales of securities and loans                                        5                 18
Noninterest income                                                             928                911
Noninterest expense                                                          3,731              3,626
                                                                          --------           --------
   Net income before income taxes                                            1,903              1,933
Provision for income taxes                                                     655                697
                                                                          --------           --------
Net Income                                                                   1,248              1,236
Preferred stock dividend                                                        --                 38
                                                                          --------           --------
Net income attributable to common stock                                   $  1,248           $  1,198
                                                                          ========           ========


Earnings per share
   Basic                                                                     $0.52              $0.50
   Diluted                                                                    0.52               0.49

Cash dividends declared per common share                                     $0.10              $0.10



See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                       For the Six Months Ended
-----------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                6/30/99            6/30/98
-----------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                  $ 16,249           $ 15,990
   Securities                                                                3,403              3,202
   Other                                                                       262                240
                                                                          --------           --------
Total Interest Income                                                       19,914             19,432
                                                                          --------           --------
Interest Expense:
   Deposits                                                                  7,890              7,950
   Borrowings                                                                1,927              1,436
                                                                          --------           --------
Total Interest Expense                                                       9,817              9,386
                                                                          --------           --------
Net interest income                                                         10,097             10,046
Provision for loan losses                                                      724                720
                                                                          --------           --------
Net Interest Income after Provision
  for Loan Losses                                                            9,373              9,326
Net gain on sales of securities and loans                                       15                 18
Noninterest income                                                           1,705              1,726
Noninterest expense                                                          7,482              7,222
                                                                          --------           --------
   Net income before income taxes                                            3,611              3,848
Provision for income taxes                                                   1,253              1,394
                                                                          --------           --------
Net Income                                                                   2,358              2,454
Preferred stock dividend                                                        --                149
                                                                          --------           --------
Net income attributable to common stock                                   $  2,358           $  2,305
                                                                          ========           ========


Earnings per share
   Basic                                                                  $   0.98           $   0.97
   Diluted                                                                    0.98               0.94

Cash dividends declared per common share                                  $   0.20           $   0.20



See accompanying notes to condensed consolidated financial statements

                             IROQUOIS BANCORP, INC.
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                  (unaudited)


Six months ended June 30, 1998:

                                                                                                   Unallocated
                                                          Addi-                     Accumulated     Shares of
(dollars in thousands,                                    tional                       Other          Stock
except share data)                 Preferred   Common    Paid-In    Retained       Comprehensive    Ownership
                                     Stock     Stock     Capital    Earnings           Income         Plan     Total
----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997          $ 49     2,389      13,793     22,868             213          (283)    39,029
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                            --        --          --      2,454              --             --     2,454
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                  --        --          --         --              67             --        67
                                                                                                              -------
   Total comprehensive income                                                                                   2,521
                                                                                                              -------
Preferred Stock Redemption
   (145 shares)                         (31)       --      (3,022)        --              --             --    (3,053)
Stock Options Exercised                  --        14         167         --              --             --       181
Cash dividends declared:
  Common stock                           --        --          --       (488)             --             --      (488)
  Preferred stock                        --        --          --       (149)             --             --      (149)
Balances at June 30, 1998              $ 18     2,403      10,938     24,685             280          (283)    38,041
----------------------------------------------------------------------------------------------------------------------------




Six months ended June 30, 1999:
                                                                                                   Unallocated
 (dollars in thousands)                                     Addi-                    Accumulated     Shares of
                                                            tional                      Other          Stock
                                               Common      Paid-In   Retained       Comprehensive    Ownership
                                               Stock       Capital   Earnings           Income         Plan     Total
----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                  $2,410       9,303     26,557             490           (418)    38,342
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                                      --          --      2,358              --             --      2,358
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                            --          --         --            (936)            --       (936)
                                                                                                               -------
   Total comprehensive income                                                                                    1,422
                                                                                                               -------
Stock Options Exercised                            17         287         --              --             --        304
Cash dividends declared
   on common stock                                 --          --       (478)             --             --       (478)
----------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                      $2,427       9,590     28,437            (446)          (418)    39,590
----------------------------------------------------------------------------------------------------------------------------



See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                    ---------------------------------------
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                        Six months ended June 30,
-----------------------------------------------------------------------------------------------------
 (dollars in thousands)                                                    1999              1998
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                               $    2,358        $    2,454
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan/lease losses                                                 724               720
Depreciation and amortization                                                   647               734
Net gain on sale of securities and loans                                        (15)              (18)
Decrease in other assets                                                      1,572               518
Decrease in other liabilities                                                (1,446)           (1,066)
Net cash provided by operating activities                                     3,840             3,342
                                                                         ----------        ----------
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities                     6,121             4,925
Proceeds from sales of available-for-sale securities                          1,713             1,085
Proceeds from maturities of held-to-maturity securities                       5,849             9,677
Purchases of available for sale securities                                  (21,042)          (10,215)
Purchases of held to maturity securities                                     (8,779)           (5,531)
Proceeds from sales of loans                                                  1,569             1,140
Net increase in loans                                                       (18,373)          (22,240)
Purchases of bank premises and equipment                                       (149)             (182)
Purchase of corporate owned life insurance                                   (5,000)               --
Purchase of FHLB stock                                                         (459)             (375)
                                                                         ----------        ----------
Net cash used by investing activities                                       (38,550)          (21,716)
Cash flows from financing activities:
Net increase in demand deposits, money market                                 4,344             9,223
    accounts, and savings accounts
Net increase(decrease) in time deposits                                      (1,976)            8,455
Net increase(decrease) in other borrowings                                   21,300            (2,915)
Proceeds of long-term borrowings                                             17,500            25,000
Repayment of long-term borrowings                                            (9,509)          (16,007)
Cash dividends                                                                 (478)             (637)
Net proceeds from exercise of stock options, and related tax                    304               181
    benefit
Redemption of Preferred stock                                                    --            (3,053)
                                                                         ----------        ----------
Net cash provided by financing activities                                    31,485            20,247
                                                                         ----------        ----------
Net increase(decrease) in cash and cash equivalents                          (3,225)            1,873
Cash and cash equivalents at beginning of period                             15,964            13,483
                                                                         ----------        ----------
Cash and cash equivalents at end of period                               $   12,739        $   15,356
                                                                         ==========        ==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest                                                            $    9,718        $    9,386
     Income taxes                                                             2,089             1,515
Supplemental schedule of non-cash investing activities:
     Additions to other real estate                                             762               512
     Transfer of AFS Securities to HTM Securities                             5,744                --

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

     The data in the consolidated condensed balance sheet for December 31, 1998 was derived from the Company's 1998 Annual Report to Shareholders. That data, along with the other interim financial information presented in the consolidated condensed balance sheets, statements of income, shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1998 Annual Report to Shareholders.

                            IROQUOIS BANCORP, INC.
                         AND CONSOLIDATED SUBSIDIARIES


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Iroquois Bancorp, Inc. ("Iroquois" or the "Company") is a bank holding company with two financial institutions: Cayuga Bank of Auburn, New York, a New York state-chartered commercial bank and trust company, and The Homestead Savings
(FA) of Utica, New York, a federally-chartered savings association.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 1999 compared to June 30, 1998
----------------------------------------------------------

Net income for the three months ended June 30, 1999 was $1,248,000, or $.52 basic earnings per share, compared to net income of $1,236,000, or $.50 basic earnings per share, for the three months ended June 30, 1998. Diluted earnings per share were $.52 and $.49 for the three months ended June 30, 1999 and 1998, respectively.

Net interest income was $5,067,000 for the second quarter of 1999 compared to $4,990,000 for the second quarter of 1998. Net interest margin for the second quarter of 1999 was 3.73%, compared to 4.09% in 1998. Growth in residential mortgages and securities as a percentage of total assets combined with a lower yield curve compared to the prior year were the primary reasons for the decline in net interest margin. Asset yields decreased to 7.44% for the current quarter compared to 7.90% the year earlier. Interest-bearing liability costs were 4.02% for the current quarter compared to 4.22% the year earlier.

Interest income increased 3.1%, to $10,088,000, for the three months ended June 30, 1999, compared to $9,785,000 for the same period the year earlier. Average earning assets increased 9.3%, to $544.0 million in 1999, from $497.6 million in 1998. Average residential mortgage loans increased $36.0 million, or 15.5%, while the yield on mortgages decreased from 7.75% in the second quarter of 1998 to 7.39% in the current quarter. Average commercial mortgage loan balances remained relatively constant while average commercial loans declined $3.9 million in the same period. Residential mortgage loans represented 49.3% of average earning assets for the three months ended June 30, 1999, compared to 46.6% for the same three months in 1998.

Interest expense on deposits and borrowings increased 4.7%, to $5,021,000, for the three months ended June 30, 1999, compared to $4,795,000 for the three months ended June 30, 1998. The increase was due primarily to the growth in average deposits and borrowings. Average deposit balances increased 5.3%, from $434.3 million to $457.5 million while the average cost of deposits decreased from 3.76% in 1998 to 3.50% in 1999. Average borrowings increased 52.6%, from

$48.6 million in 1998 to $74.2 million in 1999. The average cost of borrowings decreased from 5.97% for the three months ended June 30, 1998 to 5.55% for the three months ended June 30, 1999.

The provision for loan losses increased slightly from $360,000 for the quarter ended June 30, 1998, to $366,000 for the same period in 1999.

Total noninterest income remained relatively constant at $933,000 for the quarter ended June 30, 1999, compared to $929,000 for the quarter ended June 30, 1998. Net gains on sales of securities and loans contributed $5,000 to noninterest income for the three months ended June 30, 1999, compared to $18,000 for the second quarter of 1998.

Total noninterest expense was $3,731,000 for the quarter ended June 30, 1999, compared to $3,626,000 for the quarter ended June 30, 1998, an increase of 2.9%. The increase was primarily due to higher legal and consulting fees and increased costs relating to foreclosed real estate.

The provision for income taxes for the three months ended June 30, 1999 was $655,000, or an effective tax rate of 34.4%, compared to $697,000, or an effective tax rate of 36.1%, for the three months ended June 30, 1998.

Six months ended June 30, 1999 compared to June 30, 1998
--------------------------------------------------------

Net income for the six months ended June 30, 1999 was $2,358,000 or $.98 basic earnings per share, compared to $2,454,000, or $.97 basic earnings per share, for the six months ended June 30, 1998. Diluted earnings per share were $.98 and $.94 for the six months ended June 30, 1999 and 1998, respectively.

Net interest income was $10,097,000 for the first six months of 1999, compared to $10,046,000 for the first six months of 1998. The yield on interest earning assets decreased from 7.96% for the six months ended June 30, 1998, to 7.46% for the six months ended June 30, 1999. The cost of interest bearing liabilities decreased from 4.22% to 4.03% for the same period. The net interest margin declined from 4.11% in 1998 to 3.75% in 1999.

Interest income was $19,914,000 for the six months ended June 30, 1999, compared to $19,432,000 for the six months ended June 30, 1998, an increase of 2.5%. The increase is primarily due to the 9.2% increase in average earning assets, from $491.1 million for the six months ended June 30, 1998 to $536.4 million for the six months ended June 30, 1999. Average residential mortgages increased 16.6%, from $225.7 million for the first six months of 1998 to $263.2 million for the same period in 1998. The average securities portfolio increased 13.6%, or $15.0 million, while average commercial mortgages and commercial loans declined $.6 million and $4.0 million, respectively, during the same period.

Interest expense on deposits and borrowings increased 4.6%, from $9,386,000 for the six months ended June 30, 1998 to $9,817,000 for the six months ended June 30, 1999. Combined increases in public deposits, retail deposits and commercial deposits of $13.2 million, $11.5 million and $.6 million, respectively, resulted in a 5.9% increase in average deposits for the first six months of 1999 compared to the same period the year earlier. The average cost of deposits decreased from 3.76% in 1998 to 3.52% in 1999. Average borrowings increased 44.0%, from $48.4 million for the six months ended June 30, 1998 to $69.8 million for the six months ended June 30, 1999. The average cost of borrowings was 5.57% for the first six months of 1999 compared to 5.98% in 1998.

The provision for loan losses remained relatively constant for the period at $724,000 for the six months ended June 30, 1999 compared to $720,000 for the same period in 1998.

Total non-interest income was $1,720,000 for the first six months of 1999, compared to $1,744,000 for the first six months of 1999. A decline in commercial lending related fees in 1999 compared to 1998 offset noninterest income growth generated by increased fees from deposit and trust services and earnings from the Company's investment in corporate owned life insurance.

Noninterest expense increased 3.6%, from $7,222,000 for the six months ended June 30, 1998 to $7,482,000 for the six months ended June 30, 1999. The increase was attributable primarily to increased occupancy and equipment costs, as well as increased expense relating to other real estate.

The provision for income taxes was $1,253,000, for an effective tax rate of 34.7% for the six months ended June 30, 1999, compared to $1,394,000, or an effective tax rate of 36.2%, for the six months ended June 30, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $578.9 million at June 30, 1999, compared to $547.4 million at December 31, 1998, an increase of $31.5 million, or 5.7%.

Loans increased $14.9 million, or 3.7%, to $419.0 million at June 30, 1999, compared to $404.1 million at year end 1998. Residential mortgage loans increased $17.5 million, from $254.8 million at year end 1998, to $272.3 million at June 30, 1999. Commercial mortgage loans increased $.9 million, to $40.4 million at June 30, 1999. Commercial loans decreased $2.8 million from December 31, 1998 to June 30, 1999, ending the period at $34.6 million. The decline in commercial loans continues to reflect lower loan demand and increased competition in the small business market.

The allowance for loan losses decreased from $3.8 million at December 31, 1998, to $3.4 million at June 30, 1999 as year to date net charge-offs exceeded the loan loss provision. Nonperforming assets decreased $1.6 million to $5.1 million at June 30, 1999. Nonperforming loans decreased from $6.0 million at year end 1998 to $4.5 million at June 30, 1999. The percentage of nonperforming loans to total loans decreased from 1.49% at December 31, 1998, to 1.07% at June 30, 1999. Residential mortgage loans represented 45.2% of total nonperforming loans at June 30, 1999, while commercial mortgages represented 35.0% and consumer and commercial loans represented 19.8%.

Total securities increased 13.4%, from $108.5 million at year end 1998 to $123.0 million at June 30, 1999. Securities available for sale increased from $61.4 million at December 31, 1998 to $67.3 million at June 30, 1999, while in the same period securities held to maturity increased from $47.1 million to $55.7 million. Holdings of U.S. Government Agency securities and mortgage-backed securities increased while holdings of U.S. Government securities and state and municipal obligations declined compared to year end 1998.

Other assets increased $4.8 million, or 23.1%, from $22.7 million at December 31, 1998 to $27.5 at June 30, 1999. The increase is primarily attributable to the Company's first quarter purchase of $5 million in corporate owned life insurance.

Total deposits increased $2.4 million, or .5%, to $445.6 million at June 30, 1999, compared to $443.2 million at December 31, 1998. Personal deposits increased $5.5 million, while public deposits and business deposits decreased $7.8 million and $1.9 million, respectively.

Borrowings at June 30, 1999 were $90.9 million, compared to $61.6 million at December 31, 1998, an increase of 47.6%. Term advances from the Federal Home Loan Bank ("FHLB") and advances against overnight lines of credit with the FHLB increased $8.0 million and $21.3 million, respectively. Borrowings represented 15.7% of total assets at June 30, 1999 compared to 11.3% at year end 1998. The increase in borrowings was used to fund asset growth and offset seasonal declines in public deposits.

At June 30, 1999, Iroquois had total shareholders' equity of $39.6 million, compared to $38.3 million at December 31, 1998. The Company's regulatory Tier 1 capital to average assets ratio decreased slightly from 6.70% at December 31, 1998 to 6.67% at June 30, 1999, and the ratio of Tier 1 Capital to risk weighted assets increased from 10.55% to 10.60%. As of June 30, 1999, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the respective capital requirements for classification as "well capitalized" under applicable regulatory provisions.

At June 30, 1999, the Company held securities maturing in one year or less (excluding estimated payments from amortizing securities) of $25.5 million, compared to $21.8 million at December 31, 1998. The Company considers its current level of liquidity along with other available sources of funds as both sufficient and within acceptable ranges.

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

Step 3 Renovation Phase
-----------------------
The renovation phase has been completed. All required upgrades to Y2K compliant versions of various software products have been installed. Noncompliant hardware systems, primarily PCs, have been replaced in all areas.

The Company's primary data services and item processing provider, Fiserv Inc., has indicated that its systems have been upgraded to Year 2000 compliance and have been tested and implemented as of June 30, 1999.

Step 4 Validation Phase
-----------------------
All critical systems and applications, both internal and those supplied by service providers, have been tested and certified for Y2K compliance. Two non-critical applications remain to be tested.

Step 5 Implementation Phase
---------------------------
All hardware and software products that have passed Y2K testing have been placed back into daily production.

Costs to Address Year 2000 Issues
---------------------------------
The Company has incurred and will continue to incur expenses related to its Year 2000 project activities. These actual and anticipated expenses are not considered material to the business, operations, or financial condition of the Company.

Risks of Year 2000 Issues
-------------------------
The Company faces three primary risks in regard to Year 2000 issues: operational risk, liquidity risk, and credit risk.

The Company's banking operations could be disrupted in the event of computer failure by third parties, electrical power outages and/or telecommunications failures. The Company cannot make any assurance that significant disruptions attributable to such parties will not occur. Failure of a third party fully to address its Year 2000 issues could have an adverse effect on the business, operations and/or financial condition of the Company.

Because of general fears relating to Y2K, customers of the Company's subsidiary banks may withdraw substantial amounts of currency causing an increase in required liquidity to handle increased cash outflows. A Y2K Liquidity Plan has been formulated to prepare for increased demands on the Company's cash and/or liquidity.

In addition, the risk of credit losses exists should any customer and/or bond issuer experience significant business disruption causing default on outstanding obligations. The Company has taken steps to limit its risk through diversification, and through monitoring of its larger loan and security investments relative to their stated Y2K preparedness.

Contingency Plans
-----------------
Business resumption contingency plans have been completed and tested for all of the Company's critical business processes. These plans address the actions that would be taken if key business processes could not be performed in the normal manner. An Event Management Plan has also been completed detailing responsibilities and activities relative to the century rollover--before, during and after the actual event.

FORWARD-LOOKING STATEMENTS
--------------------------

Portions of this document may constitute "forward looking statements" as defined by federal law. Although the Company believes any such statements are based on reasonable assumptions, there is no assurance that actual outcomes will not be materially different. The Company assumes no duty to update forward-looking statements, and cautions that these statements are subject to numerous assumptions, risk, and uncertainties, all of which could change over time.

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

     A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At June 30, 1999, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

     The following table sets forth at June 30, 1999 the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1998 Annual Report, adjusted to reflect current market conditions, were used.

     NET PORTFOLIO VALUE ANALYSIS at June 30, 1999

     ($ in thousands)

         Changes in interest                  Estimated                    Change          in NPV
         rate (basis points)                     NPV                       Amount            %
      -----------------------             ---------------            -------------------------------
               +200                            $42,711                     (13,454)        (24.0)
               +100                             49,746                      (6,419)        (11.4)
                0                               56,165                          --
               -100                             61,836                       5,671          10.1
               -200                             66,493                      10,328          18.4


                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In the normal course of business, there are various outstanding legal proceedings.
           In the opinion of management based on review with counsel, the proceedings should not have a material effect on the financial condition, liquidity or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Shareholders of the Company was held on April 29, 1999.
           (b) At the Annual Meeting, two directors were elected to three year terms: Arthur A. Karpinski, Henry D. Morehouse.
           (c) On the proposal for the election of the two directors, the following votes were cast:

                                                         For     Withheld
                                                         ---     --------
                  Arthur A. Karpinski                 1,981,373  123,166
                  Henry D. Morehouse                  1,987,396  117,144

           On the proposal to approve the selection of KPMG LLP as independent auditors, the following votes were cast:

                           For          Against       Abstain
                           ---          -------       -------
                        2,037,002       56,619        10,915

           There were no broker non-votes as there was no non-discretionary matter on the agenda for which brokers may not vote without instruction.

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                Number      Description
                ------      -----------
                10 (L)      Employment agreement with Robert B. Bantle
                10 (M)      Incentive agreement with Robert B. Bantle
                11          Statement Regarding Computation of Earnings per
                            Common Share
                27          Financial Data Schedule

           (b)  Reports on Form 8-K - None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Iroquois Bancorp, Inc.
                                         Registrant



Date:  August 11, 1999                   /s/Richard D. Callahan
                                         -------------------------

                                         Richard D. Callahan
                                         President & CEO



Date:  August 11, 1999                   /s/Marianne R. O'Connor
                                         -----------------------

                                         Marianne R. O'Connor
                                         Treasurer & CFO

                                 EXHIBIT INDEX
                                 -------------


Number              Description
------              -----------

10 (L)      Employment Agreement with Robert B. Bantle

10 (M)      Incentive Agreement with Robert B. Bantle

11          Statement Regarding Computation of Earnings per Common Share

27          Financial Data Schedule