Form 10-Q
period 1999-09-30
IROQUOIS BANCORP INC
filed 1999-11-12
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549


                                   FORM 10-Q

                                   (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          ---
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
                  ------------------



                         Commission File Number 0-18301
                                                -------

                             IROQUOIS BANCORP, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                NEW YORK                                16-1351101
     -------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification Number)

            115 Genesee Street, Auburn, New York        13021
          ----------------------------------------   ----------
          (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code (315) 252-9521
                                                  ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No
                                          ------       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,426,880 shares of common stock on November 5, 1999.

                                     INDEX

                                                                            Page No.
                                                                            --------
PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                     3

                  Condensed Consolidated Statements of Income -
                  Three Months Ended September 30, 1999 and 1998               4

                  Condensed Consolidated Statements of Income -
                  Nine Months Ended September 30, 1999 and 1998                5

                  Consolidated Statements of Shareholders' Equity
                  and Comprehensive Income
                  Nine Months Ended September 30, 1999 and 1998                6

                  Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998                7

                  Notes to Condensed Consolidated Financial Statements         8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9-14

Item 3.         Quantitative and Qualitative Disclosures About Market Risk    15

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                             16

Item 2.         Changes in Securities and Use of Proceeds                     16

Item 3.         Defaults Upon Senior Securities                               16

Item 4.         Submission of Matters to a Vote of Security Holders           16

Item 5.         Other Information                                             16

Item 6.         Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                    17

                         PART I.  FINANCIAL INFORMATION
                         Item 1.   FINANCIAL STATEMENTS
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (unaudited)



----------------------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                       9/30/99               12/31/98
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                          $ 11,151              $   9,571
Interest-bearing deposits and Federal funds sold                                    3,800                  6,393
Securities available for sale, at fair value                                       68,085                 61,431
Securities held to maturity (fair value of $53,902 in 1999 and
  $47,717 in 1998)                                                                 54,119                 47,056
Loans                                                                             434,805                404,092
  Less allowance for loan losses                                                    3,392                  3,815
                                                                                 --------              ---------
Loans, net                                                                        431,413                400,277
Other assets                                                                       29,506                 22,692
                                                                                 --------              ---------
Total Assets                                                                     $598,074              $ 547,420
                                                                                 ========              =========

LIABILITIES
Savings and time deposits                                                        $432,192              $ 412,334
Demand deposits                                                                    34,643                 30,905
Borrowings                                                                         86,871                 61,591
Other liabilities                                                                   4,031                  4,248
                                                                                 --------              ---------
Total Liabilities                                                                 557,737                509,078
                                                                                 --------              ---------

SHAREHOLDERS' EQUITY
Preferred Stock, $1.00 par value, 3,000,000 shares authorized;
   none issued and outstanding                                                         --                     --
Common Stock, $1.00 par value; 6,000,000 shares authorized;
   2,426,880 and 2,409,980 shares issued and outstanding at
   September 30, 1999 and December 31, 1998, respectively                           2,427                  2,410
Additional paid-in capital                                                          9,590                  9,303
Retained earnings                                                                  29,336                 26,557
Accumulated other comprehensive income (loss)                                     ( 598  )                   490
Unallocated shares of Stock Ownership Plan                                        ( 418  )               ( 418  )
                                                                                 --------              ---------
Total Shareholders' Equity                                                         40,337                 38,342
                                                                                 --------              ---------
Total Liabilities and Shareholders' Equity                                       $598,074              $ 547,420
                                                                                 ========              =========

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                      For the Three Months Ended
-----------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                9/30/99            9/30/98
-----------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                  $  8,394           $  8,180
   Securities                                                                1,803              1,605
   Other                                                                       137                160
                                                                          --------           --------
Total Interest Income                                                       10,334              9,945
                                                                          --------           --------
Interest Expense:
   Deposits                                                                  3,988              4,148
   Borrowings                                                                1,285                767
                                                                          --------           --------
Total Interest Expense                                                       5,273              4,915
                                                                          --------           --------
Net interest income                                                          5,061              5,030
Provision for loan losses                                                      376                387
                                                                          --------           --------
Net Interest Income after Provision
  for Loan Losses                                                            4,685              4,643
Net gain on sales of securities and loans                                       12                 70
Noninterest income                                                             963                899
Noninterest expense                                                          3,913              3,676
                                                                          --------           --------
   Net income before income taxes                                            1,747              1,936
Provision for income taxes                                                     559                705
                                                                          --------           --------
Net Income                                                                   1,188              1,231
Preferred stock dividend                                                        --                 38
                                                                          --------           --------
Net income attributable to common stock                                   $  1,188           $  1,193
                                                                          ========           ========


Earnings per share
   Basic                                                                     $0.50              $0.50
   Diluted                                                                    0.49               0.49

Cash dividends declared per common share                                     $0.12              $0.10



See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                      For the Nine Months Ended
-----------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                9/30/99            9/30/98
-----------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                  $ 24,643           $ 24,170
   Securities                                                                5,206              4,807
   Other                                                                       399                400
                                                                          --------           --------
Total Interest Income                                                       30,248             29,377
                                                                          --------           --------
Interest Expense:
   Deposits                                                                 11,878             12,098
   Borrowings                                                                3,212              2,203
                                                                          --------           --------
Total Interest Expense                                                      15,090             14,301
                                                                          --------           --------
Net interest income                                                         15,158             15,076
Provision for loan losses                                                    1,100              1,107
                                                                          --------           --------
Net Interest Income after Provision
  for Loan Losses                                                           14,058             13,969
Net gain on sales of securities and loans                                       27                 88
Noninterest income                                                           2,668              2,625
Noninterest expense                                                         11,395             10,898
                                                                          --------           --------
   Net income before income taxes                                            5,358              5,784
Provision for income taxes                                                   1,812              2,099
                                                                          --------           --------
Net Income                                                                   3,546              3,685
Preferred stock dividend                                                        --                187
                                                                          --------           --------
Net income attributable to common stock                                   $  3,546           $  3,498
                                                                          ========           ========


Earnings per share
   Basic                                                                     $1.48              $1.47
   Diluted                                                                    1.47               1.43

Cash dividends declared per common share                                     $0.32              $0.30



See accompanying notes to condensed consolidated financial statements

                             IROQUOIS BANCORP, INC.
    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                  (unaudited)



Nine months ended September 30, 1999:
                                                                                                       Unallocated
(dollars in thousands)                                      Addi-                      Accumulated      Shares of
                                                            tional                        Other           Stock
                                                Common     Paid-In      Retained      Comprehensive     Ownership
                                                Stock      Capital      Earnings       Income(Loss)        Plan           Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     $2,410       9,303        26,557               490          (418)          38,342
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                                         --          --         3,546                --             --           3,546
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                               --          --            --            (1,088)            --          (1,088)
   Total comprehensive income                                                                                                 2,458
                                                                                                                   ----------------
Stock Options Exercised                               17         287            --                --             --             304
Cash dividends declared
   on common stock                                    --          --          (767)               --             --            (767)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999                    $2,427       9,590        29,336              (598)          (418)         40,337
-----------------------------------------------------------------------------------------------------------------------------------



Nine months ended September 30, 1998:

                                                                                              Unallocated
(dollars in thousands,                                   Addi-                 Accumulated     Shares of
except share data)                                      tional                    Other          Stock
                                  Preferred   Common    Paid-In    Retained   Comprehensive    Ownership
                                    Stock     Stock     Capital    Earnings      Income          Plan        Total
-------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997          $ 49    2,389      13,793     22,868             213          (283)   39,029
-------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income                            --       --          --      3,685              --            --     3,685
   Change in net unrealized gain
     on securities available for
     sale, net of taxes                  --       --          --         --             572            --       572
   Total comprehensive income                                                                                 4,257
                                                                                                         ----------
Preferred Stock Redemption
   (30,674 shares)                      (31)      --      (3,037)        --              --            --   ( 3,068)
Stock Options Exercised                  --       15         194         --              --            --       209
Cash dividends declared:
  Common stock                           --       --          --       (726)             --            --      (726)
  Preferred stock                        --       --          --       (187)             --            --      (187)
Balances at September 30, 1998         $ 18    2,404      10,950     25,640             785          (283)   39,514
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                    ---------------------------------------
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                            Nine months ended
                                                                              September 30,
-----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                    1999              1998
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                               $    3,546        $    3,685
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                                     1,100             1,107
Depreciation and amortization                                                   972             1,198
Net gain on sale of securities and loans                                      (  27)            (  88)
Decrease in other assets                                                      1,176               647
Increase (Decrease) in other liabilities                                      ( 217)            1,621
                                                                         ----------        ----------
Net cash provided by operating activities                                     6,550             8,170
                                                                         ----------        ----------
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities                     7,703             7,195
Proceeds from sales of available-for-sale securities                          4,237             5,576
Proceeds from maturities of held-to-maturity securities                      11,427            12,359
Purchases of available for sale securities                                 ( 26,191 )        ( 21,566 )
Purchases of held to maturity securities                                   ( 12,768 )        (  8,040 )
Proceeds from sales of loans                                                  1,905             2,061
Net increase in loans                                                      ( 35,464 )        ( 28,574 )
Purchases of bank premises and equipment                                       (591 )           ( 468 )
Purchase of corporate owned life insurance                                 (  5,000 )              --
Purchase of FHLB stock                                                     (  1,234 )           ( 450 )
                                                                         ----------        ----------
Net cash used by investing activities                                      ( 55,976 )      (   31,907 )
Cash flows from financing activities:
Net increase in demand deposits, money market
    accounts, and savings accounts                                            1,231             4,783
Net increase in time deposits                                                22,365            22,037
Net increase(decrease) in other borrowings                                    8,292           (12,515 )
Proceeds of long-term borrowings                                             31,000            37,005
Repayment of long-term borrowings                                           (14,012 )        ( 21,016 )
Cash dividends                                                                ( 767 )           ( 913 )
Net proceeds from exercise of stock options, and related tax                    304               209
 benefit
Redemption of Preferred stock                                                    --           ( 3,068 )
                                                                         ----------        ----------
Net cash provided by financing activities                                    48,413            26,522
                                                                         ----------        ----------
Net increase(decrease) in cash and cash equivalents                         ( 1,013 )           2,785
Cash and cash equivalents at beginning of period                             15,964            13,483
                                                                         ----------        ----------
Cash and cash equivalents at end of period                               $   14,951        $   16,268
                                                                         ==========        ==========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                            $   15,210        $   14,187
     Income taxes                                                             2,389             1,515
Supplemental schedule of non-cash investing activities:
     Additions to other real estate                                           1,332               716
     Transfer of AFS Securities to HTM Securities                             5,744                --

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

RESULTS OF OPERATIONS
---------------------

Three months ended September 30, 1999 compared to September 30, 1998
--------------------------------------------------------------------

Net income for the three months ended September 30, 1999 was $1,188,000, or $.50 basic earnings per share, compared to net income of $1,193,000, or $.50 basic earnings per share, for the three months ended September 30, 1998. Diluted earnings per share were $.49 for the three months ended September 30, 1999 and 1998, respectively.

Net interest income was $5,061,000 for the third quarter of 1999 compared to $5,030,000 for the third quarter of 1998. Net interest margin for the third quarter of 1999 was 3.65%, compared to 3.98% in 1998. Growth in residential mortgages and securities as a percentage of total assets combined with lower overall asset yields compared to the same period for the prior year were the primary reasons for the decline in net interest margin. Asset yields decreased to 7.41% for the current quarter compared to 7.83% for the same quarter a year earlier. Interest-bearing liability costs were 4.08% for the current quarter compared to 4.18% the year earlier.

Interest income increased 3.9%, to $10,334,000, for the three months ended September 30, 1999, compared to $9,945,000 for the same period the year earlier. Average earning assets increased 9.2%, to $557.1 million in 1999, from $510.0 million in 1998. The average security portfolio increased $15.1 million, or 13.2%, while the yield on the portfolio decreased from 6.11% to 5.95% for the three months ended September 30, 1999 from the same period the year earlier. Average residential mortgage loans increased $36.0 million, or 14.9%, while the yield on mortgages decreased from 7.63% in the third quarter of 1998 to 7.30% in the current quarter. Average commercial mortgage loan balances increased $1.4 million, or 3.5%, while average commercial loans declined $2.1 million, or 2.7%, in the same period. Residential mortgage loans represented 50.0% of average earning assets for the three months ended September 30, 1999, compared to 47.5% for the same three months in 1998.

Interest expense on deposits and borrowings increased 7.3%, to $5,273,000, for the three months ended September 30, 1999, compared to $4,915,000 for the three months ended September 30, 1998. The increase was due primarily to the growth in average deposits and borrowings.

Average deposit balances increased 2.1%, from $442.6 million to $451.9 million, while the average cost of deposits for the third quarter decreased from 3.72% in 1998 to 3.50% in 1999. Average borrowings, increased 79.0%, from $51.1 million in 1998 to $91.5 million in 1999. The average cost of borrowings decreased from 5.96% for the three months ended September 30, 1998, to 5.57% for the three months ended September 30, 1999.

The provision for loan losses decreased from $387,000 for the quarter ended September 30, 1998, to $376,000 for the same period in 1999. The decrease in the provision reflects an improvement in asset quality evidenced by declines in delinquency rates and a lower level of nonperforming loans.

Total noninterest income was $975,000 for the quarter ended September 30, 1999, compared to $969,000 for the quarter ended September 30, 1998. Net gains on sales of securities and loans contributed $12,000 to noninterest income for the three months ended September 30, 1999, compared to $70,000 for the third quarter of 1998. The growth in noninterest income was largely due to increased deposit service fee, debit card and trust service revenues.

Total noninterest expense was $3,913,000 for the quarter ended September 30, 1999, compared to $3,676,000 for the quarter ended September 30, 1998, an increase of 6.4%. The increase was primarily due to higher legal and consulting fees and other real estate expenses relating to the resolution of nonperforming assets.

The provision for income taxes for the three months ended September 30, 1999 was $559,000, or an effective tax rate of 32.0%, compared to $705,000, or an effective tax rate of 36.4%, for the three months ended September 30, 1998. The decline in the effective tax rate reflects the Company's increase in holdings of tax exempt securities and corporate-owned life insurance.

Nine months ended September 30, 1999 compared to September 30, 1998
-------------------------------------------------------------------

Net income for the nine months ended September 30, 1999 was $3,546,000 or $1.48 basic earnings per share, compared to $3,685,000, or $1.47 basic earnings per share, for the nine months ended September 30, 1998. Diluted earnings per share were $1.47 and $1.43 for the nine months ended September 30, 1999 and 1998, respectively.

Net interest income was $15,158,000 for the first nine months of 1999, compared to $15,076,000 for the first nine months of 1998. The yield on interest earning assets decreased from 7.91% for the nine months ended September 30, 1998, to 7.44% for the nine months ended September 30, 1999. The cost of interest bearing liabilities decreased from 4.20% to 4.05% for the same periods, respectively. The net interest margin for the first three quarters declined from 4.05% in 1998 to 3.72% in 1999.

Interest income was $30,248,000 for the nine months ended September 30, 1999, compared to $29,377,000 for the nine months ended September 30, 1998, an increase of 3.0%. The increase was primarily due to the 9.2% increase in average earning assets, from $497.5 million for the nine months ended September 30, 1998 to $543.4 million for the nine months ended September 30, 1999.
Average residential mortgages increased 16.0%, from $231.3 million for the first nine months of 1998, to $268.3 million for the same period in 1999. The average securities portfolio increased 13.4%, or $15.0 million, while average commercial mortgages and commercial loans combined declined $3.8, million or 4.7%.

Interest expense on deposits and borrowings decreased 1.8%, from $12,098,000 for the nine months ended September 30, 1998 to $11,878,000 for the nine months ended September 30, 1999, primarily due to a decline in the average cost of funding and continued growth in the level of noninterest bearing demand deposits. Combined increases in savings and time deposits of $19.8 million, and demand deposits of $3.8 million, resulted in a 4.6% increase in average deposits for the first nine months of 1999 compared to the same period the year earlier. The average cost of deposits decreased from 3.74% in 1998 to 3.51% in 1999. Average borrowings increased 56.2%, from $49.3 million for the nine months ended September 30, 1998, to $77.1 million for the nine months ended September 30, 1999. The average cost of borrowings was 5.57% for the first nine months of 1999 compared to 5.97% in 1998.

The provision for loan losses remained relatively constant for the period at $1,100,000 for the nine months ended September 30, 1999 compared to $1,107,000 for the same period in 1998. This provision expense represents additions to the allowance for loan losses to maintain sufficient coverage levels given portfolio composition and levels of net chargeoffs and nonperforming loans.

Total noninterest income was $2,695,000 for the first nine months of 1999, compared to $2,713,000 for the first nine months of 1998. A decline in commercial lending related fees in 1999 compared to 1998 offset noninterest income growth generated by increased fees from deposit and trust services and earnings from the Company's investment in corporate owned life insurance.

Noninterest expense increased 4.6%, from $10,898,000 for the nine months ended September 30, 1998 to $11,395,000 for the nine months ended September 30, 1999. The increase was attributable primarily to increased occupancy and equipment costs, as well as increased expense relating to other real estate.

The provision for income taxes was $1,812,000, for an effective tax rate of 33.8% for the nine months ended September 30, 1999, compared to $2,099,000, or an effective tax rate of 36.3%, for the nine months ended September 30, 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $598.1 million at September 30, 1999, compared to $547.4 million at December 31, 1998, an increase of $50.7 million, or 9.3%.

Loans increased $30.7 million, or 7.6%, to $434.8 million at September 30, 1999, compared to $404.1 million at year end 1998. Residential mortgage loans increased $29.2 million, from $254.8 million at year end 1998, to $284.0 million at September 30, 1999. Commercial mortgage loans increased $.9 million from year end, to $40.4 million at September 30, 1999. Commercial loans decreased $1.1 million from December 31, 1998 to September 30, 1999, ending the third quarter at $36.3 million. The decline in commercial loans continues to reflect lower loan demand and increased competition in the small business market.

The allowance for loan losses decreased from $3.8 million at December 31, 1998, to $3.4 million at September 30, 1999, as year to date net chargeoffs exceeded the loan loss provision. The increase in net chargeoffs reflects the disposition through chargeoff and/or foreclosure of several loans previously identified as impaired, as well as an increase in net chargeoffs relative to residential mortgages. Management believes that the allowance for loan losses at September 30, 1999 sufficiently reflects the risk diversification of the portfolio and is adequate based on all currently available information.

Nonperforming assets decreased $2.6 million, to $4.1 million at September 30, 1999. Nonperforming loans decreased from $6.0 million at year end 1998 to $3.2 million at September 30, 1999. The percentage of nonperforming loans to total loans decreased from 1.49% at December 31, 1998, to .74% at September 30, 1999. Residential mortgage loans represented 51.7% of total nonperforming loans at September 30, 1999, compared to 41.0% at year end 1998. Commercial mortgages represented 11.5% at September 30, 1999, compared to 38.6% at December 31, 1998. Consumer and commercial loans represented 18.7% and 18.1%, respectively, at September 30, 1999 compared to 11.6% and 8.8% at year end 1998. The decline in nonperforming loans represents the resolution through foreclosure or workout of loans primarily within the commercial and residential mortgage portfolios.

Total securities increased 12.6%, from $108.5 million at year end 1998, to $122.2 million at September 30, 1999. Securities available for sale increased from $61.4 million at December 31, 1998 to $68.1 million at September 30, 1999, while in the same period securities held to maturity increased from $47.1 million to $54.1 million. Holdings of U.S. Government Agency securities, state and municipal obligations, and mortgage-backed securities increased, while holdings of U.S. Government securities declined compared to year end 1998.

Other assets increased $6.8 million, or 30.0%, from $22.7 million at December 31, 1998 to $29.5 million at September 30, 1999. The increase is primarily attributable to the Company's first quarter purchase of $5.0 million in corporate owned life insurance.

Total deposits increased $23.6 million, or 5.3%, to $466.8 million at September 30, 1999, compared to $443.2 million at December 31, 1998. The increase was primarily attributable to the $22.4 million increase in time deposits from $219.1 million at December 31, 1998, to $241.5 million at September 30, 1999. Continued growth in public and personal time deposits contributed $13.6 million and $9.5 million, respectively, in additional deposits at September 30, 1999 compared to year end 1998. Money market, interest checking and demand deposits increased $2.4 million, $.4 million and $3.7 million, respectively, while savings deposit balances decreased by $5.4 million in the same period.

Borrowings at September 30, 1999 were $86.9 million, compared to $61.6 million at December 31, 1998, an increase of 41.0%. Term advances from the Federal Home Loan Bank ("FHLB") and advances against overnight lines of credit with the FHLB increased $17.0 million and $6.2 million, respectively. Borrowings represented 14.5% of total assets at September 30, 1999, compared to 11.3% at year end 1998. The increase in borrowings supplemented with deposit growth was used to fund the increase in assets.

At September 30, 1999, Iroquois had total shareholders' equity of $40.3 million, compared to $38.3 million at December 31, 1998. The Company's regulatory Tier 1 capital to average assets ratio decreased slightly, from 6.70% at December 31, 1998, to 6.69% at September 30, 1999, and the ratio of Tier 1 capital to risk weighted assets increased from 10.55% to 10.90%. As of September 30, 1999, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the respective capital requirements for classification as "well capitalized" under applicable regulatory provisions.

At September 30, 1999, the Company held securities maturing in one year or less (excluding estimated payments from amortizing securities) of $27.4 million, compared to $21.8 million at December 31, 1998. The Company considers its current level of liquidity along with other available sources of funds as both sufficient and within acceptable ranges.

YEAR 2000
---------

The Company's Year 2000 (or "Y2K") activities continue on schedule and remain a top priority. Senior management and the Company's Board of Directors are actively involved in managing efforts in support of these activities, monitoring the Company's progress, and evaluating risks of the process to the Company's strategic plan.

The Company has looked closely at its software, hardware and environmental systems, and has substantially completed the necessary replacement or modification of the systems and components that are vital to the successful continuance of its core business activities. Y2K-compliant versions of the primary software applications which support the subsidiary banks' deposit and loan products are presently in use. The company evaluates the Y2K readiness of its commercial loan applicants as part of the loan underwriting process and has called upon major existing borrowers to assess their readiness and identify potential problems.

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

The Company's Year 2000 readiness efforts will continue, with an emphasis on quality assurance, through the remainder of 1999 and into the Year 2000 for as long as necessary.

Risk Factors
------------

Significant Year 2000 failures in the Company's systems or in the systems of third parties (or third parties upon whom they depend) would have a material adverse effect on the Company's financial condition and results of operation. Although the Company believes that it has taken adequate measures to assure its systems will be Year 2000 compliant, the Company does not have control of external systems and conditions with which its systems interact, or by which its systems are affected. In the event of external conditions relating to Year 2000, it is possible that the Company could experience (i) a material increase in the Company's credit losses due to Year 2000 problems for the Company's borrowers and obligors and (ii) liquidity stress caused by disruption in financial markets. The magnitude of such potential credit losses or disruption cannot be determined at this time.

FORWARD-LOOKING STATEMENTS
--------------------------

In addition to historical information, this discussion and analysis includes certain forward-looking statements based on current management expectations. These statements relate to, among other things, sources of loan and deposit growth, loan loss reserve adequacy, simulation changes in interest rates, and Year 2000 activities. The Company's actual results could differ materially from these management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state, and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices.

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

     Managing interest rate risk is of primary importance to Iroquois. The Company's asset and liability management program includes a process for identifying and measuring potential risks to earnings and to the market value of equity due to changes in interest rates. Interest rate risk is measured and managed for each banking subsidiary and monitored from a holding company perspective. The goal of interest rate risk analysis is to minimize the potential loss in net interest income and net portfolio value that could arise from changes in interest rates. Iroquois' asset/liability management strategies emphasize balancing the mix and repricing characteristics of its loans, securities, deposits and borrowings to ensure that exposure to interest rate risk is limited within acceptable levels. Iroquois determines sensitivity of earnings and capital to changes in interest rates by utilizing various tools.

     A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At September 30, 1999, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

     The following table sets forth at September 30, 1999 the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1998 Annual Report, adjusted to reflect current market conditions, were used.

  NET PORTFOLIO VALUE ANALYSIS at September 30, 1999

  ($ in thousands)

         Changes in interest          Estimated             Change in NPV
         rate (basis points)             NPV                Amount      %
      -----------------------     ---------------     ------------------------
               +200                   $45,266              (14,737)   (24.6)
               +100                    53,288               (6,715)   (11.2)
                  0                    60,003                   --
               -100                    66,978                6,975     11.6
               -200                    72,590               12,587     21.0

                             IROQUOIS BANCORP, INC.
                                AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In the normal course of business, various unresolved legal proceedings remained during the period covered by this report. In the opinion of management based on review with counsel, the proceedings should not have a material effect on the financial condition, liquidity or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits
                 Number         Description
                 ------         -----------
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


                                Iroquois Bancorp, Inc.
                                Registrant



Date:  November 10, 1999        /s/Richard D. Callahan
                                -------------------------

                                Richard D. Callahan
                                President & CEO



Date:  November 10, 1999        /s/Marianne R. O'Connor
                                -----------------------

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