Form 10-K405
period 1999-12-31
IROQUOIS BANCORP INC
filed 2000-03-13
CIK 846753

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from           to
                                     -----------  -----------

                         Commission file number 0-18301
                                                -------



                             IROQUOIS BANCORP, INC.
            --------------------------------------------------------
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

Yes     X         No
   -----------      -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the shares of Registrant's voting stock, its Common Stock, held by non-affiliates of Registrant as of February 29, 2000 was $24,501,992 based upon the closing sale price of $14.75 per share of Common Stock on that date, as reported by the NASDAQ Stock Market.

The number of shares outstanding of Registrant's Common Stock as of February 29, 2000 was 2,306,880.


                       Documents Incorporated by Reference
                       -----------------------------------

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 are incorporated by reference into Part I and II.

Portions of the Registrant's Definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held April 27, 2000 are incorporated by reference into Part III.



  This annual report contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is making this statement for the express purpose of availing itself of the safe harbor protection with respect to any and all of such forward-looking statements, including without limitation, those contained in Management's Discussion and Analysis which describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market areas or in the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

                                     PART I

Item 1.    Description of Business
-------    -----------------------

General

  Iroquois Bancorp, Inc. (the "Company"), a New York corporation, is a bank holding company that operates two wholly-owned financial institution subsidiaries: Cayuga Bank, a New York state-chartered commercial bank and trust company with its principal offices located in Auburn, New York and The Homestead Savings FA ("Homestead Savings"), a federally chartered savings association with its principal offices located in Utica, New York. Cayuga Bank and Homestead Savings are sometimes referred to herein as the "member banks."


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

  The business of the Company is more fully described in Management's Discussion and Analysis at pages 7 through 24 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report to Shareholders"), incorporated herein by reference to Exhibit (13) hereto.


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

  A recent estimate by the U.S. Census Bureau shows the Cayuga County population declined by 1.3% or 1,049 people between 1990 and 1998. Oneida County led the state in population decline from 1990 to 1998 with 8.1%, or 20,208 people leaving the county. Oswego County showed a modest gain of 1.8% or 2,221 people. The Syracuse MSA declined by 1.0%, or 7,597 people during the same period.

  The percentage of population over age 60 increased by 3% for Cayuga County, and 6% for both Oswego and Oneida counties from the period 1980 to 1990. Nearly one-third of the total population in these counties exceeds 60 years of age. These statistics seem to follow a national trend of people living longer. The Company intends to focus on this market segment with products and services designed to accommodate an older population. These include relationship accounts, trust and investment services, and products for meeting housing needs of the elderly through innovative mortgage programs.

  In 1999, the Central New York economy slowed. Total nonagricultural employment in the Syracuse MSA increased just 0.6%, compared to a national average of 2.4%. Service sector jobs grew the most, adding 1,200. Government was second increasing by 800 jobs. Manufacturing lost 200 jobs after good gains in 1998. Most other industry groupings showed little growth or small declines.

  The unemployment rate for the Syracuse MSA was 4.3% for December 1999 up from 3.6% a year earlier. The unemployment rate for New York State for December 1999 was 4.5% while the national rate was 4.1%. The December year over year unemployment rate for Cayuga County increased from 5.2% in 1998 to 5.4% in 1999. Oneida County remained at 3.8% while Oswego County increased from 5.6% to 6.9% The unemployment rate for the Rochester MSA increased from 3.6% to 4.0%, and the Utica MSA increased from 4.1% to 4.2%.

  The Central New York housing market remained strong during 1999. Sales in the Syracuse MSA were 15.5% higher than 1998 while the median sales price increased 8.1%. Nationally, sales were up 5.9% with an increase in the median sales price of 3.6%. The backlog of unsold homes continued to decline in the Company's primary market areas. The Rochester area housing market also remained strong during 1999. Home sales in most areas slowed with the rise in interest rates through the fourth quarter of the year.

Competition

  Because the primary business of the Company is the ongoing business of its Subsidiaries, the competitive conditions faced by the Company are primarily those of the member banks as financial institutions in their respective geographic markets. Within their respective market areas, the member banks encounter intense competition from other financial institutions offering comparable products. These competitors include commercial banks, savings banks, savings and loan associations, and credit unions. Competition for the broader range of financial services provided by the Subsidiaries also comes from non-banking entities such as personal loan companies, sales finance companies, leasing companies, securities brokers and dealers, insurance companies, mortgage companies, and money market and mutual fund companies. It is expected that competition will intensify with financial modernization, the redeployment of technology dollars from Y2K concerns to new product and delivery technologies, and investor expectations for growth.

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

  In addition to competition for financial services, the Company itself faces competition for acquisition of other banking institutions or their branches. Numerous banks and financial institutions in the Company's market areas are pursuing acquisition strategies and have formed holding companies for the same reasons as the Company. As merger and acquisition activity has reduced the number of bank competitors, community banks from contiguous areas are entering the primary market areas of the subsidiaries with denovo branch banking offices.

Statistical Disclosure by Bank Holding Companies

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

     Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3 (Guide 3), is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 9 in Table 1 - Net Interest Income Analysis, and on page 10 in Table 2 - Rate/Volume Analysis, which Tables 1 and 2 are incorporated herein by reference.

II.  Investment Portfolio

     Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 17 in Table 6 - Securities and on page 18 in Table 7 - Maturity Schedule of Securities, which Tables 6 and 7 are incorporated herein by reference.

III. Loan Portfolio

     A.   Composition of Loan Portfolio

          Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 12 in Table 3 - Summary of the Loan Portfolio, which Table 3 is incorporated herein by reference.

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

          Information required by this section of Guide 3 is presented in Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 13 in the table entitled Selected Loan Maturity and Interest Rate Sensitivity, which Table is incorporated herein by reference.

     C.   1.   Risk Elements

               Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 16 in Table 5 - Summary of Nonperforming Assets, which Table 5 is incorporated herein by reference.

          2.   Potential Problem Loans

               Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on pages 16 and 17, in the discussion under the caption Nonperforming Assets, which discussion is incorporated herein by reference.

          3.   Foreign Outstandings

               The Company does not make loans to foreign companies and, at December 31, 1999, 1998 and 1997, there were no foreign loans outstanding.

          4.   Loan Concentrations

               Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders on page 44 in note (16) of the Notes to Consolidated Financial Statements relating to Commitments and Contingencies, which note (16) is incorporated herein by reference.

IV.  Summary of Loan Loss Experience

     A.   Analysis of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 15 in Table 4 - Allowance for Loan Losses, in the discussion on pages 14 to 16 under the caption Allowance for Loan Losses and in the discussion on pages 16 and 17 under the caption Nonperforming Assets, which Table 4 and which discussions are incorporated herein by reference.

     B.   Allocation of the Allowance for Loan Losses

          Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 15 in that portion of Table 4 - Allowance for Loan Losses under the separate table heading Allocation of Allowance for Loan Losses at December 31, which portion of Table 4 is incorporated herein by reference.

V.   Deposits

     Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders in Management's Discussion and Analysis on page 9 in Table 1 - Net Interest Income Analysis, on page 19 in Table 8 - Deposits and on page 19 in Table 9 - Maturities of Time Deposits - $100,000 and Over, which Tables 1, 8 and 9 are incorporated herein by reference.

VI.  Return on Equity and Assets

     Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders on page 6 in the table entitled Selected Consolidated Financial Data, which Table is incorporated herein by reference.

VII. Short-Term Borrowings

     Information required by this section of Guide 3 is presented in the Registrant's 1999 Annual Report to Shareholders on pages 37 and 38 in note
     (7) of the Notes to Consolidated Financial

     Statements relating to Borrowings, in that portion of the table therein on information related to the Federal Home Loan Bank Line of Credit at December 31, 1999 and 1998 and in the discussion therein under the caption Borrowings, which tabular information and discussions are incorporated herein by reference.


Employees

  At December 31, 1999, the Company and its Subsidiaries had 171 full-time and 30 part-time employees. The Company and its Subsidiaries provide a variety of benefit programs including group life, health, accident and other insurance benefits, and retirement and stock ownership plans.

Regulation and Supervision

  The earnings of the member banks, and therefore the earnings of the Company, are affected by policies of regulatory authorities, most significantly the Board of Governors of the Federal Reserve System (the "FRB") which implements policies to influence interest rates and the supply of money and credit in the banking system. The FRB's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of banks, primarily through the FRB's policies that have a direct impact on interest rates. The effects of various FRB policies on future business and earnings of the Company cannot be predicted, nor can the nature or extent of any effects of possible future governmental controls, legislative or regulatory changes that may be implemented by the FRB or any of the other regulatory agencies with jurisdiction over the Company or its Subsidiaries.

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

  The FRB has adopted minimum capital ratios and guidelines for assessing the adequacy of capital of bank holding companies. The minimum capital ratios consist of a risk-based measure, a leverage ratio and a Tier 1 leverage ratio. Under the risk-based measure, a bank holding company must have a minimum ratio of qualifying total capital to risk-weighted assets equal to 8%, of which at least 4% must be in the form of Tier 1 capital. Qualifying total capital is calculated by adding Tier 1 capital and Tier 2 capital. The risk-based capital ratio, calculated by dividing qualifying capital by risk-weighted assets, also incorporates capital charges for certain market risks. The leverage measure of capital is based on two components, a minimum level of primary capital to total assets of 5.5% and a minimum level of total capital to total assets of 6.0%.
The Tier 1 leverage ratio requires the ratio of Tier 1 capital to total assets be at least 3%, for strong bank holding companies and those that have implemented a risk-based capital measurement that includes market risk factors. All other holding companies must have a minimum 4% Tier 1 leverage ratio, and an even higher ratio may be imposed on weaker organizations. At December 31, 1999, the Company's capital ratios were in excess of the minimum requirements.

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

  Under the Community Reinvestment Act of 1977 ("CRA"), the federal regulatory agencies are required to assess whether the holding company or institutions are meeting the credit needs of the communities served. All bank regulatory agencies take CRA ratings into consideration in connection with any application for mergers or consolidations, including applications for acquiring branch offices of operating institutions. New York State Banking Department regulations impose similar requirements with respect to the CRA.

  Cayuga Bank and Homestead Savings are also subject to certain FRB regulations for the maintenance of reserves in cash or in non-interest bearing accounts, the effect of which is to increase their cost of funds. Cayuga Bank is also subject to comprehensive New York state regulation, including limitations on the amount of dividends that may be paid to Iroquois as its sole shareholder.

  On November 12, 1999, the Gramm-Leach-Bliley Act, (the "GLB Act") of 1999 was signed into law. The GLB Act represents a sweeping reform of financial services regulation and permits the creation of new financial services holding companies that can offer a full range of financial products pursuant to regulatory reform based on functional regulation financial services. The legislation eliminates the legal barrier to affiliations among banks and securities firms, insurance companies, and other financial service companies and provides financial organizations with flexibility in structuring these new affiliations while preserving appropriate safeguards through regulation.

  Under the GLB Act, the Federal Reserve Board remains the primary supervisor for holding companies and implements a system of functional regulation intended to utilize the strengths of various federal and state regulators. A key feature of the GLB Act is the establishment of a minimum federal standard for financial privacy pursuant to which all financial institutions must maintain a written privacy policy that is disclosed to all customers at the time a customer relationship is established and not less than annually to all customers of the institution. The GLB Act provides for regulation of bank securities activities, eliminating the blanket exemption previously granted to banks from the definition of "broker" and imposes, instead, limited exemptions to enable banks to continue to perform some of the traditional bank securities activities without registration as a broker. The Act also amends federal securities laws to include banks within the general definition of dealer and eliminates the exclusion of banks from the definition of investment advisor.

  Because the legislation is so very new and the changes are radical, the Company cannot yet determine how it will be affected by the GLB Act. To date, the Company's bank subsidiaries have adopted a financial privacy policy for disclosure to their customers and the Company is considering whether it would be advantageous to implement any new products or services and whether any corporate restructuring for financial services activities of its subsidiaries will be appropriate.

Item 2.    Properties
-------    ----------

           The Company's properties are all located in central New York State. Six banking office facilities are utilized by Cayuga Bank: three in Auburn, one in Weedsport, one in Moravia, and one in Lacona, all of which are owned. The Company has one office in Utica, one office in New Hartford, one office in Waterville, and one office in Clinton, that are all owned and utilized as banking offices by Homestead Savings. The Company is presently constructing a banking office in Rome, New York for use by Homestead Savings. Until its completion, the Company is also leasing banking office space in the Mohawk Acre Shopping Plaza in Rome, New York. All of these properties are in generally good condition and appropriate for their intended use.

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

Item 4.    Submission of Matters to a Vote of Stockholders
-------    -----------------------------------------------

           NONE


                              * * * * * * * * * * *


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

      Name              Age                  Title
      ----              ---                  -----

Richard D. Callahan      57        President and Chief Executive Officer
Robert B. Bantle         48        Senior Vice President
Marianne R. O'Connor     45        Treasurer and Chief Financial Officer
W. Anthony Shay, Jr.     57        Vice President


           All of the foregoing executive officers except Mr. Bantle were elected by the Company's board of directors at its first board meeting in January for the fiscal year. Mr. Bantle, who was hired in June 1999, was elected by the Company's board of directors at its July meeting. Each such executive officer was so elected to serve the Company, in addition to the officer's primary duties as an executive officer of Cayuga Bank or Homestead Savings, for a term of one year and until his or her successor is duly elected and qualified at the first meeting of the board of directors held in January of each fiscal year.


           Richard D. Callahan, President and Chief Executive Officer, joined both the Company and Cayuga Bank in 1994. Prior to that time, he was Regional Executive Vice President, Regional President, and Senior Executive Vice President of Operations and Marketing, in that order, for Marine Midland Bank from 1983 to 1993, after 18 years of prior banking experience.

  Robert B. Bantle, Senior Vice President, joined Cayuga Bank in June 1999.
From 1992 until that time, he was Senior Vice President - Community Banking for First National Bank of Rochester. Prior to joining First National, he served for three years with Central Trust Company of Rochester as Senior Vice President - Human Resources & Quality and for fifteen years with Fleet Bank and its predecessors in human resources, retail banking, and strategic planning.


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

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
-------    ---------------------------------------------------------------------

           Reference is made to the information on page 47 of the Company's 1999 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.


Item 6.    Selected Financial Data
-------    -----------------------

           Reference is made to Selected Consolidated Financial Data on page 6 of the Company's 1999 Annual Report to Shareholders, incorporated herein by reference to Exhibit (13) hereto.


Item 7.    Management's Discussion and Analysis of Financial Condition and
-------    ---------------------------------------------------------------
           Results of Operations
           ---------------------

           Reference is made to Management's Discussion and Analysis in the Company's 1999 Annual Report to Shareholders on pages 7 through 24 thereof, incorporated herein by reference to Exhibit (13) hereto.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
--------   ----------------------------------------------------------

           Reference is made to the discussion under the caption Market Risk and Interest Rate Risk Management on pages 21 through 23 and to Table 10 - Net Portfolio Value Analysis on page 22 and Table 11 - Interest Rate Sensitivity Table on page 23 of Management's Discussion and Analysis in the Company's 1999 Annual Report to Shareholders, which discussion and Tables 10 and 11 are incorporated herein by reference to Exhibit (13) hereto.


Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

           The consolidated financial statements of the Company, together with the report thereon of its independent auditors, included in the 1999 Annual Report to Shareholders on pages 26 through 46 thereof, along with the Unaudited Summarized Quarterly Financial Information on page 47 thereof, are incorporated herein by reference to Exhibit (13) hereto. The financial statements of the Iroquois Bancorp 401(k) Savings Plan, together with the report thereon of its independent auditors, as required by Rule 15d-21 pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are incorporated herein by reference to Exhibit (99) hereto.


Item 9.    Changes in and Disagreements with Accountants on Accounting and
-------    ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

     (a)   Identification of directors.

           Reference is made to pages 4 and 5 under the caption ELECTION OF DIRECTORS in the Company's Definitive Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 27, 2000 (the "Proxy Statement"), incorporated herein by reference.

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

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

           Reference is made to the information under the caption CERTAIN TRANSACTIONS on page 15 of the Company's Proxy Statement, incorporated herein by reference.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------  ----------------------------------------------------------------

(a)       (1)  Financial Statements and Report of Independent Auditors.  The
               -------------------------------------------------------
               following consolidated financial statements and reports of the Company are incorporated in this Annual Report on Form 10-K by reference to the 1999 Annual Report to Shareholders annexed hereto as Exhibit (13):

                    Report of Independent Auditors.

                    Consolidated Balance Sheets as of December 31, 1999 and
                    1998.

                    Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1999.

                    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999.

                    Consolidated Statements of Shareholders' Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 1999.

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

          10(C) Employment Agreement with Robert B. Bantle, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999, wherein such exhibit is designated 10(L).

          10(D) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(E).

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

          10(G) Amended & Restated 1996 Stock Option Plan, incorporated by reference to Registrant's Amendment No. 1 to Registration Statement on Form S-8 (No.333-10063), filed with the Commission on February 2, 2000, wherein such exhibit is designated Exhibit 99.

          10(H) Stock Purchase Incentive Program, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 27, 1997, wherein such exhibit is designated Exhibit 10(I).

          10(I) Description of Iroquois Bancorp, Inc. Annual Management Incentive Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 26, 1999, wherein such exhibit is designated Exhibit 10(I).

          10(J) Incentive and Advance Agreement with Robert B. Bantle, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999, wherein such exhibit is designated 10(M).

                                  ************

          13 Annual Report to Shareholders for Fiscal Year Ended December 31, 1999.

          21        List of Subsidiaries.

          23(A) Consent of KPMG LLP with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

          23(B)     Consent of The Fagliarone Group P.C. with respect to
                    Exhibit 99 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

          24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

          27        Financial Data Schedule

          99 Iroquois Bancorp, Inc. 401(k) Savings Plan Financial Statements and Schedules for the fiscal years ended December 31, 1999 and 1998, together with Independent Auditors' Report Thereon of The Fagliarone Group P.C. for the years ended December 31, 1999 and 1998.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Auburn, County of Cayuga, and State of New York on March 9, 2000.

                                     IROQUOIS BANCORP, INC.


                                     By:    /s/Richard D. Callahan
                                        --------------------------------------
                                        Richard D. Callahan
                                        President and Chief Executive Officer


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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K and Power of Attorney have been signed below by the following persons in the capacities and on the dates indicated:


Name                                       Title                                  Date
----                                       -----                                  ----


      /s/Richard D. Callahan               President and Chief                    March 9, 2000
-----------------------------------        Executive Officer,
Richard D. Callahan                        Vice Chairman of the Board



      /s/Joseph P. Ganey                   Chairman of the Board                  March 10, 2000
-----------------------------------
Joseph P. Ganey



      /s/Marianne R. O'Connor              Treasurer and Chief                    March 9, 2000
-----------------------------------        Financial Officer
Marianne R. O'Connor




       /s/Brian D. Baird                      Director                               March 10, 2000
  ----------------------------------
  Brian D. Baird



       /s/John Bisgrove, Jr.                  Director                               March 10, 2000
  ---------------------------------
  John Bisgrove, Jr.



       /s/Peter J. Emerson                    Director                               March 10, 2000
  ---------------------------------
  Peter J. Emerson



       /s/Arthur A. Karpinski                Director                                March 10, 2000
  ---------------------------------
  Arthur A. Karpinski



       /s/Henry D. Morehouse                  Director                               March 10, 2000
  ---------------------------------
  Henry D. Morehouse



       /s/Edward D. Peterson                  Director                               March 10, 2000
  ---------------------------------
  Edward D. Peterson



       /s/Lewis E. Springer, II               Director                               March 10, 2000
  ---------------------------------
  Lewis E. Springer, II

                                  EXHIBIT INDEX


Number         Description
------         -----------

3(A)(I) Restated Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Registration Statement on Form 8-A (No. 0-18301), filed with the Commission on November 12, 1991, wherein such exhibit is designated Exhibit 2(I)(2)(a).

3(A)(II) Certificate of Amendment of the Certificate of Incorporation of Registrant, incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Commission on November 7, 1996, wherein such exhibit was designated Exhibit 3.1.

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

10(C) Employment Agreement with Robert B. Bantle, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999, wherein such exhibit is designated 10(L).

10(D) Employment Agreement with Henry M. O'Reilly, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed with the Commission on May 14, 1997, wherein such exhibit is designated 10(E).

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

10(G) Amended and Restated 1996 Stock Option Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (No.333-10063), filed with the Commission on August 13, 1996, wherein such exhibit is designated Exhibit 99.

10(H) Stock Purchase Incentive Program, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 27, 1997, wherein such exhibit is designated Exhibit 10(I).

10(I) Description of Iroquois Bancorp, Inc. Annual Management Incentive Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 26, 1999, wherein such exhibit is designated Exhibit 10(I).

10(J) Incentive and Advance Agreement with Robert B. Bantle, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999, wherein such exhibit is designated 10(M).


                                  ************


13             Annual Report to Shareholders for Fiscal Year Ended December 31,
               1999.

21             List of Subsidiaries.

23 (A) Consent of KPMG LLP with respect to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999.

23(B) Consent of The Fagliarone Group P.C. with respect to Exhibit 99 of the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999.

24 Power of Attorney, included with the Signature Page of this Annual Report on Form 10-K.

27             Financial Data Schedule

99 Iroquois Bancorp, Inc. 401(K) Savings Plan Financial Statements and Schedules for the Fiscal Years Ended December 31, 1999 and 1998, together with Independent Auditors' Report Thereon of The Fagliarone Group P.C. for the years ended December 31, 1999 and 1998.