Form 10-Q
period 2000-03-31
IROQUOIS BANCORP INC
filed 2000-04-21
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                  (Mark One)
          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000
                  --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No  ____
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,306,880 shares of common stock on March 31, 2000.

                                     INDEX


                                                                                Page No.
                                                                                -------
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)
              Condensed Consolidated Balance Sheets -
              March 31, 2000 and December 31, 1999                                  3

              Condensed Consolidated Statements of Income -
              Three Months Ended March 31, 2000 and 1999                            4

              Consolidated Statements of Shareholders' Equity
                and Comprehensive Income
              Three Months Ended March 31, 2000 and 1999                            5

              Condensed Consolidated Statements of Cash Flows
              Three months ended March 31, 2000 and 1999                            6

              Notes to Condensed Consolidated Financial Statements                  7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       8-11

Item 3.      Quantitative and Qualitative Disclosures About Market Risk            12

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                     13

Item 2.      Changes in Securities                                                 13

Item 3.      Defaults upon Senior Securities                                       13

Item 4.      Submission of Matters to a Vote of Security Holders                   13

Item 5.      Other Information                                                     13

Item 6.      Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                         14

                        PART I.  FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except                                          March 31,             December 31,
share data)                                                              2000                   1999
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                 $ 13,426              $ 13,410
Interest-bearing deposits and Federal funds sold                           1,000                 2,600
Securities available for sale, at fair value                              67,052                65,810
Securities held to maturity (fair value of $51,592 in 2000 and
    $50,476 in 1999)                                                      52,504                51,149
Loans                                                                    440,699               436,129
   Less allowance for loan losses                                          3,413                 3,269
                                                                        --------              --------
Loans, net                                                               437,286               432,860
Other assets                                                              29,533                29,297
                                                                        --------              --------
Total Assets                                                            $600,801              $595,126
                                                                        ========              ========

Liabilities
Savings and time deposits                                               $444,059              $430,770
Demand deposits                                                           30,120                30,345
Borrowings                                                                84,810                92,487
Other liabilities                                                          2,576                 2,639
                                                                        --------              --------
Total Liabilities                                                        561,565               556,241

Shareholders' Equity
Preferred Stock, $1.00 par value, 3,000,000 shares authorized,
    none issued and outstanding                                               --                    --
Common Stock, $1.00 par value; 6,000,000 shares authorized;
    2,426,880 shares issued                                                2,427                 2,427
Additional paid-in capital                                                 9,620                 9,620
Retained earnings                                                         30,649                30,208
Accumulated other comprehensive loss                                        (939)                 (849)
Treasury stock at cost, 120,000 shares                                    (2,242)               (2,242)
Unallocated shares of Employee Stock Ownership Plan                         (279)                 (279)
                                                                        --------              --------
Total Shareholders' Equity                                                39,236                38,885
                                                                        --------              --------

Total Liabilities and Shareholders' Equity                              $600,801              $595,126
                                                                        ========              ========

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)

                                                                        Three months ended
                                                                            March 31,
--------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                              2000        1999
--------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                  $ 8,550     $8,041
   Securities                                                               1,819      1,657
   Other                                                                      128        128
                                                                          -------     ------
                                                                           10,497      9,826
                                                                          -------     ------
Interest expense:
   Deposits                                                                 4,361      3,896
   Borrowings                                                               1,291        900
                                                                          -------     ------
                                                                            5,652      4,796
                                                                          -------     ------

Net interest income                                                         4,845      5,030
Provision for loan losses                                                     354        358
                                                                          -------     ------
Net interest income after provision
  for loan losses                                                           4,491      4,672
Net gain on sales of assets                                                    99         10
Noninterest income                                                            846        777
Noninterest expense                                                         4,259      3,751
                                                                          -------     ------
Income before income taxes                                                  1,177      1,708
Income taxes                                                                  462        598
                                                                          -------     ------
Net income                                                                $   715     $1,110
                                                                          =======     ======


Earnings per share
   Basic                                                                  $  0.31     $ 0.46
                                                                          =======     ======
   Diluted                                                                $  0.31       0.46
                                                                          =======     ======

Cash dividends declared per common share                                  $  0.12     $ 0.10

See accompanying notes to condensed consolidated financial statements

                            IROQUOIS BANCORP, INC.
   Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                  (unaudited)


Three months ended March 31, 1999:

                                                                                                       Unallocated
(dollars in thousands,                         Addi-                      Accumulated                   Shares of
except share data)                             tional                        Other                        Stock
                                   Common     Paid-In      Retained      Comprehensive     Treasury     Ownership
                                   Stock      Capital      Earnings       Income(Loss)      Stock          Plan         Total
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998       $2,410     9,303        26,557        490                --         (418)            38,342
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                           --        --         1,110         --                --           --              1,110
   Change in net unrealized
     gain(loss) on securities
     available for sale, net
      of taxes                          --        --            --       (292)               --           --               (292)
                               ------------------------------------------------------------------------------------------------
   Total comprehensive income           --        --         1,110       (292)               --           --                818
                               ------------------------------------------------------------------------------------------------
Stock options exercised                 17       287            --         --                --           --                304
Cash dividends declared                 --        --          (238)        --                --           --               (238)
-------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999          $2,427     9,590        27,429        198                --         (418)            39,226
-------------------------------------------------------------------------------------------------------------------------------


Three months ended March 31, 2000:
                                                                                                       Unallocated
(dollars in thousands,                         Addi-                      Accumulated                   Shares of
except share data)                             tional                        Other                        Stock
                                   Common     Paid-In      Retained      Comprehensive     Treasury     Ownership
                                   Stock      Capital      Earnings       Income(Loss)      Stock          Plan         Total
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999       $2,427     9,620        30,208        (849)             (2,242)     (279)            38,885
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                           --        --           715          --                  --        --                715
   Change in net unrealized
     gain(loss) on securities
     available for sale, net            --        --            --         (90)                 --        --                (90)
      of taxes

   Total comprehensive income           --        --           715         (90)                 --        --                625
                               ------------------------------------------------------------------------------------------------
Cash dividends declared                                       (274)         --                  --        --               (274)
-------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000          $2,427     9,620        30,649        (939)             (2,242)     (279)            39,236
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                Three months ended
                                                                                    March 31,
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                        2000           1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                     $  715         $ 1,110
Adjustments to reconcile net income to net
    cash provided by operating activities:
Provision for loan losses                                                          354            358
Depreciation and amortization                                                      315            327
Net (gain) loss on sales of securities and loans                                    25            (10)
Net gain on sale of fixed assets                                                  (124)            --
Decrease in other assets                                                           170            116
Decrease in other liabilities                                                      (63)        (1,234)
                                                                               -------        -------
Net cash provided by operating activities                                        1,392            667
                                                                               -------        -------
Cash flows from investing activities:
Proceeds from maturities of available for sale securities                        1,991          1,690
Proceeds from sales of available for sale securities                             3,964          1,713
Proceeds from maturities of held to maturity securities                          4,097          3,756
Purchases of available for sale securities                                      (7,384)       (13,099)
Purchases of held to maturity securities                                        (5,455)        (3,453)
Proceeds from sales of loans                                                       432            761
Net increase in loans                                                           (5,384)       (10,250)
Proceeds from sale of bank premises                                                264             --
Purchases of bank premises and equipment                                          (614)           (72)
Purchase of corporate owned life insurance                                          --         (5,000)
                                                                               -------        -------
Net cash used by investing activities                                           (8,089)       (23,954)
Cash flows from financing activities:
Net increase(decrease) in demand deposits, money market
    accounts, and savings accounts                                               8,468         (2,556)
Net increase in time deposits                                                    4,596          7,977
Net increase(decrease) in other borrowings                                      (3,673)         9,300
Proceeds of long-term borrowings                                                10,500          9,000
Repayment of long-term borrowings                                              (14,504)        (3,004)
Cash dividends                                                                    (274)           238)
Net proceeds from exercise of stock options, and related tax benefit                --            304
                                                                               -------        -------
Net cash provided by financing activities                                        5,113         20,783
Net decrease in cash and cash equivalents                                       (1,584)        (2,504)
Cash and cash equivalents at beginning of period                                16,010         15,964
                                                                               -------        -------
Cash and cash equivalents at end of period                                     $14,426        $13,460
                                                                               =======        =======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
     Interest                                                                    5,593          4,811
     Income taxes                                                                   --          1,402
Supplemental schedule of non-cash investing activities:
    Additions to other real estate                                                 172            623

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

    The data in the consolidated balance sheet for December 31, 1999 was derived from the Company's 1999 Annual Report to Shareholders. That data, along with the other interim financial information presented in the consolidated balance sheets, statements of income, shareholders' equity and comprehensive income and statements of cash flows should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the 1999 Annual Report to Shareholders.

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

On March 26, 2000, the Company signed a definitive agreement with Niagara Bancorp, Inc. ("Niagara Bancorp") under which Niagara Bancorp will acquire all of the outstanding shares of the Company for $33.25 per share and Iroquois will be merged into Niagara Bancorp. As a result of the merger, Cayuga Bank will operate as a wholly-owned subsidiary of Niagara Bancorp. The agreement contemplates that Homestead Savings will be sold or merged into Cayuga Bank. The transaction is expected to close during the third quarter of 2000.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2000 compared to March 31, 1999
------------------------------------------------------------
Net income for the three months ended March 31, 2000 was $715,000, or $.31 basic earnings per share, compared to net income of $1,110,000, or $.46 basic earnings per share, for the three months ended March 31, 1999. Diluted earnings per share were $.31 and $.46 for the three months ended March 31, 2000 and 1999, respectively. First quarter 2000 net income was reduced by $280,000 of merger related expenses comprised primarily of fees relating to services of the Company's investment banker in connection with the announced acquisition of Iroquois stock by Niagara Bancorp and merger of Iroquois into Niagara Bancorp.

Net interest income was $4,845,000 for the first quarter of 2000, compared to $5,030,000 for the first quarter of 1999. Net interest margin for the first quarter of 2000 was 3.50%, compared to 3.86% in 1999. Asset yields increased to 7.51% for the current quarter, compared to 7.49% the year earlier. Interest-bearing liability costs were 4.35% for the current quarter compared to 4.04% the year earlier. The compression in the Company's net interest margin primarily reflects an increase in funding costs caused by the recent rise in short term interest rates combined with asset yields that have remained relatively stable as a result of the inversion of the yield curve.

Interest income increased 6.8%, to $10,497,000, for the three months ended March 31, 2000, compared to $9,826,000 for the same period the year earlier. Average earning assets increased $34.7 million, or 6.6%, to $563.4 million in 2000, from $528.7 million in 1999. Average residential mortgage loans increased $32.5 million, or 12.6%, while the yield on mortgages decreased from 7.46% in the first quarter of 1999 to 7.30% in the current quarter. Average commercial mortgage loans and commercial loans declined $3.1 million and $5.4 million, respectively, in the same period. Residential mortgage loans represented 51.6% of average earning assets for the three months ended March 31, 2000, compared to 48.8% for the same three months in 1999.

Interest expense on deposits and borrowings increased 17.8%, to $5,652,000, for the three months ended March 31, 2000, compared to $4,796,000 for the three months ended March 31, 1999. The increase was due to the growth in average deposits and borrowings combined with an increase in the average cost of interest-bearing funds. Average deposit balances increased 3.8%, from $446.3 million to $463.4 million, while the average cost of interest-bearing deposits increased from 3.54% in 1999 to 3.78% in 2000. Average borrowings increased 37.7% from $65.3 million in 1999 to $90.0 million in 2000. The average cost of borrowings increased from 5.59% for the three months ended March 31, 1999 to 5.78% for the three months ended March 31, 2000.

The provision for loan losses decreased slightly from $358,000 for the quarter ended March 31, 1999, to $354,000 for the same period in 2000.

Total noninterest income including net gains on the sale of assets was $945,000 for the quarter ended March 31, 2000, compared to $787,000 for the quarter ended March 31, 1999. Excluding net gains on sales of assets, noninterest income increased $69,000, or 8.8%, to $846,000 for the three months ended March 31, 2000, compared to $777,000 for the same period in 1999. The growth in noninterest income resulted from increased income from deposit service fees and trust and investment brokerage fees. In addition, the first quarter of 2000 included a full quarter's income on the Company's investment in corporate-owned life insurance compared to a partial quarter of earnings in 1999. During the first quarter of 2000, the Company realized a net gain of $124,000 on the sale of a former branch building in South Utica, NY, and $25,000 in net losses on the sale of available for sale investment securities.

Total noninterest expense was $4,259,000 for the quarter ended March 31, 2000, compared to $3,751,000 for the quarter ended March 31, 1999. Excluding $280,000 of merger related expenses referenced above, noninterest expense was $3,979,000 for the three months ended March 31, 2000, compared to $3,751,000 in the first quarter of 1999, an increase of 6.1%. The growth in noninterest expense came principally from increases in legal fees, salaries and benefits, and marketing expenses.

The provision for income taxes for the three months ended March 31, 2000 was $462,000, an effective tax rate of 39.2%, compared to $598,000, or an effective tax rate of 35.0%, for the three months ended March 31, 1999. The increase in the Company's effective tax rate in 2000 is a result of the merger expenses being a non-tax deductible expense item.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------
Consolidated assets were $600.8 million at March 31, 2000, compared to $595.1 million at December 31, 1999, an increase of $5.7 million, or 1.0%.

Loans increased $4.6 million, or 1.0%, to $440.7 million at March 31, 2000, compared to $436.1 million at year end 1999. Residential mortgage loans increased $4.7 million, from $289.5 million at year end 1999, to $294.2 million at March 31, 2000. Commercial mortgage loans increased $1.0 million, or 2.8%, to $38.0 million at March 31, 2000. Commercial loans decreased $455,000 from December 31, 1999 to March 31, 2000, ending the period at $35.1 million. The decline in commercial loans continues to reflect lower loan demand and increased competition in the small business market.

The allowance for loan losses increased from $3.3 million at December 31, 1999, to $3.4 million at March 31, 2000. Nonperforming loans increased from $2.9 million at year end 1999 to $3.1 million at March 31, 2000. The percentage of nonperforming loans to total loans increased from .67% at December 31, 1999, to
 .70% at March 31, 2000. Residential mortgage loans represented 44.6% of total nonperforming loans at March 31, 2000, while commercial mortgages represented 21.0% and consumer and commercial loans represented 23.6% and 10.8%, respectively.

Total securities increased 2.2%, from $117.0 million at year end 1999 to $119.6 million at March 31, 2000. Securities available for sale increased to $67.1 million at March 31, 2000, from $65.8 million at December 31, 1999, while in the same period securities held to maturity increased from $51.1 million to $52.5 million. Holdings of U.S. Government Agency securities, mortgage-backed securities and state and municipal obligations increased, while holdings of U.S. Government securities declined compared to year end 1999.

Total deposits increased $13.1 million, or 2.8%, to $474.2 million at March 31, 2000, compared to $461.1 million at December 31, 1999. The increase in deposits was primarily attributable to continued growth in public deposits. Money market, savings and time deposits increased $6.8 million, $1.7 million and $4.6 million respectively from year end 1999 to March 31, 2000.

Borrowings at March 31, 2000 were $84.8 million compared to $92.5 million at December 31, 1999. Term advances from the Federal Home Loan Bank ("FHLB") and advances against overnight lines of credit with the FHLB decreased $4.0 million and $3.8 million, respectively. Borrowings represented 14.1% of total assets at March 31, 2000, compared to 15.5% at year end 1999. Increased cash and short-term liquidity held at year end 1999 relative to the Company's Y2K contingency plans were used to reduce outstanding borrowings in the first quarter of 2000.

At March 31, 2000, Iroquois had total shareholders' equity of $39.2 million, compared to $38.9 million at December 31, 1999. The Company's regulatory Tier 1 capital to average assets ratio increased from 6.35% at December 31, 1999 to 6.50% at March 31, 2000. The Company's ratio of Tier 1 Capital to risk weighted assets increased from 10.59% to 10.76%. As of March 31, 2000, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the capital requirements for classification as "well capitalized" under applicable regulatory provisions.

At March 31, 2000, the Company held securities maturing in one year or less (excluding estimated payments from amortizing securities) of $22.3 million, compared to $25.6 million at December 31, 1999. The Company considers its current level of liquidity along with other available sources of funds as both sufficient and within acceptable ranges.

Forward-looking Statements
--------------------------

The information set forth above contains certain "forward-looking statements" covered by the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company is making this statement for the express purpose of availing itself of the safe harbor protection with respect to any and all of such forward-looking statements, including without limitation, those contained in Management's Discussion and Analysis which describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in the Company's market areas or in the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

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

          A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At March 31, 2000, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

          The table below sets forth at March 31, 2000 the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1999 Annual Report, adjusted to reflect current market conditions, were used.

          NET PORTFOLIO VALUE ANALYSIS at March 31, 2000
          ($ in thousands)

          Changes in interest                  Estimated                    Change in NPV
          rate (basis points)                     NPV                       Amount            %
        -----------------------             ---------------            -------------------------------
                  +200                          $47,290                      (12,395)          (20.8)
                  +100                           53,738                       (5,948)          (10.0)
                     0                           59,686                           --
                  -100                           64,575                        4,889             8.2
                  -200                           68,292                        8,606            14.4


                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings - None

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

          a)   Exhibits
               Number         Description
               ------         -----------
               11             Statement Regarding Computation of Earnings per
                              Common Share
               27             Financial Data Schedule

          b)   Reports on Form 8-K - None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Iroquois Bancorp, Inc.
                                   Registrant



Date:  April 20, 2000              /s/ Richard D. Callahan
                                   -------------------------

                                   Richard D. Callahan
                                   President & CEO



Date:  April 20, 2000              /s/ Marianne R. O'Connor
                                   -----------------------

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