Form 10-Q/A
period 2000-03-31
IROQUOIS BANCORP INC
filed 2000-04-24
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


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


                                   Iroquois Bancorp, Inc.
                                   Registrant



Date:  April 24, 2000              /s/ Richard D. Callahan
                                   -------------------------

                                   Richard D. Callahan
                                   President & CEO



Date:  April 24, 2000              /s/ Marianne R. O'Connor
                                   -----------------------

                                   Marianne R. O'Connor
                                   Treasurer & CFO

                                 EXHIBIT INDEX
                                 -------------


Number                                  Description
------                                  -----------

27             Financial Data Schedule