Form 10-Q
period 2000-06-30
IROQUOIS BANCORP INC
filed 2000-08-02
CIK 846753

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q

                                  (Mark One)
          X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ---
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000
                  -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X      No  ____
                                          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,306,880 shares of common stock on July 25, 2000.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)
                Condensed Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999                          3

                Condensed Consolidated Statements of Income -
                Three Months Ended June 30, 2000 and 1999                    4

                Condensed Consolidated Statements of Income -
                Six Months Ended June 30, 2000 and 1999                      5

                Consolidated Statements of Shareholders' Equity
                     and Comprehensive Income
                Six Months Ended June 30, 2000 and 1999                      6

                Condensed Consolidated Statements of Cash Flows
                Six months ended June 30, 2000 and 1999                      7

                Notes to Condensed Consolidated Financial Statements         8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations               9-13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk    14

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             15

Item 2.       Changes in Securities                                         15

Item 3.       Defaults upon Senior Securities                               15

Item 4.       Submission of Matters to a Vote of Security Holders           15

Item 5.       Other Information                                             15

Item 6.       Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                  16

                        PART I.  FINANCIAL INFORMATION
                        Item 1.   FINANCIAL STATEMENTS
                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except                                                 June 30,           December 31,
share data)                                                                     2000                 1999
-------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                      $  15,660              $  13,410
Interest-bearing deposits and Federal funds sold                                 1,900                  2,600
Securities available for sale, at fair value                                    65,266                 65,810
Securities held to maturity (fair value of $51,901 in 2000 and
    $50,476 in 1999)                                                            52,654                 51,149

Loans                                                                          452,873                436,129
   Less allowance for loan losses                                                3,467                  3,269
                                                                             ---------              ---------
Loans, net                                                                     449,406                432,860
Other assets                                                                    30,160                 29,297
                                                                             ---------              ---------
Total Assets                                                                 $ 615,046              $ 595,126
                                                                             =========              =========

Liabilities
Savings and time deposits                                                    $ 439,125              $ 430,770
Demand deposits                                                                 33,101                 30,345
Borrowings                                                                     100,635                 92,487
Other liabilities                                                                2,206                  2,639
                                                                             ---------              ---------
Total Liabilities                                                              575,067                556,241

Shareholders' Equity
Preferred Stock, $1.00 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                     --                     --
Common Stock, $1.00 par value; 6,000,000 shares authorized;
    2,426,880 shares issued                                                      2,427                  2,427
Additional paid-in capital                                                       9,620                  9,620
Retained earnings                                                               31,315                 30,208
Accumulated other comprehensive loss                                              (862)                  (849)
Treasury stock at cost, 120,000 shares                                          (2,242)                (2,242)
Unallocated shares of Employee Stock Ownership Plan                               (279)                  (279)
                                                                             ---------              ---------
Total Shareholders' Equity                                                      39,979                 38,885
                                                                             ---------              ---------

Total Liabilities and Shareholders' Equity                                   $ 615,046              $ 595,126
                                                                             =========              =========

See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                           Three months ended
                                                                                  June 30,
-------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                 2000             1999
-------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                 $ 8,870          $ 8,208
   Securities                                                              1,819            1,746
   Other                                                                     131              134
                                                                         -------          -------
                                                                          10,820           10,088
                                                                         -------          -------
Interest expense:
   Deposits                                                                4,500            3,994
   Borrowings                                                              1,432            1,027
                                                                         -------          -------
                                                                           5,932            5,021
                                                                         -------          -------

Net interest income                                                        4,888            5,067
Provision for loan losses                                                    331              366
                                                                         -------          -------
Net interest income after provision
  for loan losses                                                          4,557            4,701
Net gain on sales of assets                                                   15                5
Noninterest income                                                           894              928
Noninterest expense                                                        4,016            3,731
                                                                         -------          -------
Income before income taxes                                                 1,450            1,903
Income taxes                                                                 509              655
                                                                         -------          -------
Net income                                                               $   941          $ 1,248
                                                                         =======          =======

Earnings per share
   Basic                                                                 $  0.41          $  0.52
                                                                         =======          =======
   Diluted                                                               $  0.40             0.52
                                                                         =======          =======

Cash dividends declared per common share                                 $  0.12          $  0.10


See accompanying notes to condensed consolidated financial statements

                    IROQUOIS BANCORP, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (unaudited)


                                                                            Six months ended
                                                                                 June 30,
-------------------------------------------------------------------------------------------------
(dollars in thousands, except
share data)                                                                 2000           1999
-------------------------------------------------------------------------------------------------
Interest Income:
   Loans                                                                 $17,420          $16,249
   Securities                                                              3,638            3,403
   Other                                                                     259              262
                                                                         -------          -------
                                                                          21,317           19,914
                                                                         -------          -------

Interest expense:
   Deposits                                                                8,861            7,890
   Borrowings                                                              2,723            1,927
                                                                         -------          -------
                                                                          11,584            9,817
                                                                         -------          -------

Net interest income                                                        9,733           10,097
Provision for loan losses                                                    685              724
                                                                         -------          -------
Net interest income after provision
  for loan losses                                                          9,048            9,373
Net gain on sales of assets                                                  114               15
Noninterest income                                                         1,740            1,705
Noninterest expense                                                        8,275            7,482
                                                                         -------          -------
Income before income taxes                                                 2,627            3,611
Income taxes                                                                 971            1,253
                                                                         -------          -------
Net income                                                               $ 1,656          $ 2,358
                                                                         =======          =======

Earnings per share
   Basic                                                                 $  0.72          $  0.98
                                                                         =======          =======
   Diluted                                                               $  0.71             0.98
                                                                         =======          =======

Cash dividends declared per common share                                 $  0.24          $  0.20

See accompanying notes to condensed consolidated financial statements

                            IROQUOIS BANCORP, INC.
   Consolidated Statements of Shareholders' Equity and Comprehensive Income
                                  (unaudited)


  Six months ended June 30, 1999:

                                                                                                   Unallocated
(dollars in thousands,                             Addi-                 Accumulated                Shares of
except share data)                                 tional                   Other                     Stock
                                         Common   Paid-In    Retained   Comprehensive   Treasury    Ownership
                                         Stock    Capital    Earnings    Income(Loss)    Stock         Plan        Total
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998            $2,410    9,303      26,557         490           --         (418)       38,342
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                --       --       2,358          --           --           --         2,358
   Change in net unrealized
     gain(loss) on securities
     available for sale, net of taxes        --       --          --        (936)          --           --          (936)
                                                                                                                   -----
   Total comprehensive income                                                                                      1,422
                                                                                                                   -----
Stock options exercised                      17      287          --          --           --           --           304
Cash dividends declared                      --       --        (478)         --           --           --          (478)
--------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                $2,427    9,590      28,437        (446)          --         (418)       39,590
--------------------------------------------------------------------------------------------------------------------------


  Six months ended June 30, 2000:

                                                                                                    Unallocated
(dollars in thousands,                             Addi-                 Accumulated                 Shares of
  except share data)                               tional                   Other                      Stock
                                         Common   Paid-In    Retained   Comprehensive   Treasury     Ownership
                                         Stock    Capital    Earnings    Income(Loss)     Stock         Plan       Total
----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999            $2,427    9,620      30,208        (849)        (2,242)       (279)      38,885
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income                                --       --       1,656          --             --          --        1,656
   Change in net unrealized
     gain(loss) on securities
     available for sale, net of
      taxes                                  --       --          --         (13)            --          --          (13)
                                                                                                                   -----
   Total comprehensive income                                                                                      1,643
                                                                                                                   -----
Cash dividends declared                                         (549)         --             --          --         (549)
----------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                $2,427    9,620      31,315        (862)        (2,242)       (279)      39,979
----------------------------------------------------------------------------------------------------------------------------


  See accompanying notes to condensed consolidated financial statements

                   IROQUOIS BANCORP, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                Six months ended
                                                                                    June 30,
----------------------------------------------------------------------------------------------------------
 (dollars in thousands)                                                       2000           1999
----------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net Income                                                                 $  1,656      $   2,358
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Provision for loan losses                                                       685            724
 Depreciation and amortization                                                   639            647
 Net gain on sales of assets                                                    (114)           (15)
 (Increase) decrease in other assets                                            (184)         1,572
 Decrease in other liabilities                                                  (433)        (1,446)
                                                                            --------      ---------
 Net cash provided by operating activities                                     2,249          3,840
                                                                            --------      ---------
 Cash flows from investing activities:
 Proceeds from maturities of available for sale securities                     5,152          6,121
 Proceeds from sales of available for sale securities                          3,964          1,713
 Proceeds from maturities of held to maturity securities                       7,808          5,849
 Purchases of available for sale securities                                   (8,637)       (21,042)
 Purchases of held to maturity securities                                     (9,321)        (8,779)
 Proceeds from sales of loans                                                  1,135          1,569
 Net increase in loans                                                       (18,549)       (18,373)
 Proceeds from sale of bank premises                                             264             --
 Purchases of bank premises and equipment                                     (1,186)          (149)
 Purchase of corporate owned life insurance                                       --         (5,000)
 Purchase of FHLB stock                                                          (39)          (459)
                                                                            --------      ---------
 Net cash used by investing activities                                       (19,409)       (38,550)
                                                                            --------      ---------
 Cash flows from financing activities:
 Net increase in demand deposits, money market
   accounts, and savings accounts                                              8,009          4,344
 Net increase (decrease) in time deposits                                      3,102         (1,976)
 Net increase in other borrowings                                             12,157         21,300
 Proceeds of long-term borrowings                                             17,200         17,500
 Repayment of long-term borrowings                                           (21,209)        (9,509)
 Cash dividends                                                                 (549)          (478)
 Net proceeds from exercise of stock options, and related tax benefit             --            304
                                                                            --------      ---------
 Net cash provided by financing activities                                    18,710         31,485
 Net increase (decrease) in cash and cash equivalents                          1,550         (3,225)
 Cash and cash equivalents at beginning of period                             16,010         15,964
                                                                            --------      ---------
 Cash and cash equivalents at end of period                                 $ 17,560      $  12,739
                                                                            --------      ---------
 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                                                   11,420          9,718
   Income taxes                                                                  976          2,089
 Supplemental schedule of non-cash investing activities:
   Additions to other real estate                                                200            762
   Transfer of AFS Securities to HTM Securities                                   --          5,744

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

On March 26, 2000, the Company signed a definitive agreement with First Niagara Financial Group, Inc., (formerly Niagara Bancorp, Inc.) under which First Niagara Financial Group will, subject to regulatory approval and other conditions set forth in the agreement, acquire all of the outstanding shares of the Company for $33.25 per share and Iroquois will be merged into First Niagara. As a result of the merger, Cayuga Bank will become a wholly-owned subsidiary of First Niagara. The Homestead Savings will be merged into Cayuga Bank. The transaction is expected to be completed during the fourth quarter of 2000.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2000 compared to June 30, 1999
----------------------------------------------------------

Net income for the three months ended June 30, 2000 was $941,000, or $.41 basic earnings per share, compared to net income of $1,248,000, or $.52 basic earnings per share, for the three months ended June 30, 1999. Diluted earnings per share were $.40 and $.52 for the three months ended June 30, 2000 and 1999, respectively. Second quarter 2000 net income was reduced by $92,000 of merger related expenses comprised primarily of legal fees relative to the Company's announced acquisition of Iroquois stock by First Niagara Financial Group, Inc.

Net interest income was $4,888,000 for the second quarter of 2000, compared to $5,067,000 for the second quarter of 1999. Net interest margin for the second quarter of 2000 was 3.47%, compared to 3.77% in 1999. Asset yields increased to 7.62% for the current quarter, compared to 7.46% the year earlier. Interest-bearing liability costs were 4.50% for the current quarter compared to 4.03% the year earlier. The Company's net interest margin declined year over year primarily due to an increase in funding costs caused by higher short term interest rates.

Interest income increased 7.3%, to $10,820,000, for the three months ended June 30, 2000, compared to $10,088,000 for the same period the year earlier. Average earning assets increased $28.9 million, or 5.3%, to $572.9 million in 2000, from $544.0 million in 1999. Average residential mortgage loans increased $30.8 million, or 11.5%, while the yield on mortgages decreased slightly from 7.39% in the second quarter of 1999, to 7.38% in the current quarter. Average commercial mortgage loans declined $2.3 million while average consumer loans increased $3.0 million in the same period. Residential mortgage loans represented 52.2% of average earning assets for the three months ended June 30, 2000, compared to 49.3% for the same three months in 1999.

Interest expense on deposits and borrowings increased 18.1%, to $5,932,000, for the three months ended June 30, 2000, compared to $5,021,000 for the three months ended June 30, 1999. The increase was due to the growth in average deposits and borrowings combined with an increase in the average cost of interest-bearing funds. Average deposit balances increased 1.8%, from $457.5 million to $466.0 million, while the average cost of interest-bearing deposits increased from 3.50% in 1999 to 3.88% in 2000. Average borrowings increased 29.4% from $74.2 million in 1999 to $96.0 million in 2000. The average cost of borrowings increased from 5.55% for the three months ended June 30, 1999 to 6.00% for the three months ended June 30, 2000.

The provision for loan losses decreased from $366,000 for the quarter ended June 30, 1999, to $331,000 for the same period in 2000, and is consistent with the overall decline in delinquency and nonperforming loan levels year over year.

Total noninterest income including net gains on the sale of assets was $909,000 for the quarter ended June 30, 2000, compared to $933,000 for the quarter ended June 30, 1999. Net gains on sales of securities and loans contributed $15,000 to noninterest income for the three months ended June 30, 2000, compared to $5,000 for second quarter of 1999. The decline in noninterest income resulted primarily from a decrease in loan related fees.

Total noninterest expense was $4,016,000 for the quarter ended June 30, 2000, compared to $3,731,000 for the quarter ended June 30, 1999. Excluding $92,000 of merger related expenses referenced above, noninterest expense was $3,924,000 for the three months ended June 30, 2000, compared to $3,731,000 in the second quarter of 1999, an increase of 5.2%. The growth in noninterest expense came principally from increases in salaries and benefits which included an $80,000 fair market value adjustment relating to the Company's Employee Stock Ownership Plan contribution expense.

The provision for income taxes for the three months ended June 30, 2000 was $509,000, an effective tax rate of 35.1%, compared to $655,000, or an effective tax rate of 34.4%, for the three months ended June 30, 1999.

Six months ended June 30, 2000 compared to June 30, 1999
--------------------------------------------------------

Net income for the six months ended June 30, 2000 was $1,656,000, or $.72 basic earnings per share, compared to $2,358,000, or $.98 basic earnings per share, for the six months ended June 30, 1999. Diluted earnings per share were $.71 and $.98 for the six months ended June 30, 2000 and 1999, respectively. Net income for the six months ended June 30, 2000 was negatively impacted by $372,000 of merger related expenses.

Net interest income was $9,733,000 for the first six months of 2000, compared to $10,097,000 for the first six months of 1999. The yield on interest earning assets increased from 7.47% for the six months ended June 30, 1999, to 7.56% for the six months ended June 30, 2000. The cost of interest bearing liabilities increased from 4.03% to 4.43% for the same period. The net interest margin declined from 3.81% in 1999 to 3.49% in 2000.

Interest income was $21,317,000 for the six months ended June 30, 2000, compared to $19,914,000 for the six months ended June 30, 1999, an increase of 7.1%. The increase was primarily due to the 5.9% increase in average earning assets, from $536.4 million for the six months ended June 30, 1999 to $568.1 million for the six months ended June 30, 2000. Average residential mortgages increased 12.0%, from $263.2 million for the first six months of 1999 to $294.8 million for the same period in 2000. The average securities portfolio increased 2.2%, or $2.6 million, while average commercial mortgages and commercial loans declined $2.7 million and $4.0 million, respectively, during the same period.

Interest expense on deposits and borrowings increased 18.0%, from $9,817,000 for the six months ended June 30, 1999 to $11,584,000 for the six months ended June 30, 2000. Combined increases in public deposits and commercial deposits of $14.3 million, and $1.8 million, respectively, offset declines of $3.9 million in retail deposits resulting in a $12.7 million, or 2.8% increase in average deposits for the first six months of 2000 compared to the same period the year earlier. The average cost of deposits increased from 3.52% in 1999 to 3.83% in 2000. Average borrowings increased 33.2%, from $69.8 million for the six months ended June 30, 1999 to $93.0 million for the six months ended June 30, 2000. The average cost of borrowings was 5.89% for the first six months of 2000, compared to 5.57% in 1999.

The provision for loan losses decreased 5.4% from $724,000 for the six months ended June 30, 1999 to $685,000 for the six months ended June 30, 2000.

Total noninterest income excluding net gains on sales of assets was $1,740,000 for the first six months of 2000, compared to $1,705,000 for the first six months of 1999. Increases in 2000 from deposit service fees, trust and investment brokerage fees, and corporate-owned life insurance offset declines in loan related service fees when compared to the first six months of 1999.

Noninterest expense increased 10.6%, from $7,482,000 for the six months ended June 30, 1999 to $8,275,000 for the six months ended June 30, 2000. Excluding $372,000 of merger related expenses referenced above, noninterest expense increased 5.6%, from $7,482,000 for the six months ended June 30, 1999 to $7,903,000 for the six months ended June 30, 2000. The increase was attributable primarily to increased salary and benefit and legal expenses.

The provision for income taxes was $971,000, for an effective tax rate of 37.0% for the six months ended June 30, 2000, compared to $1,253,000, or an effective tax rate of 34.7%, for the six months ended June 30, 1999. The increase in the Company's effective tax rate in 2000 is a result of the merger expenses being a non-tax deductible expense item.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Consolidated assets were $615.0 million at June 30, 2000, compared to $595.1 million at December 31, 1999, an increase of $19.9 million, or 3.4%.

Loans increased $16.8 million, or 3.8%, to $452.9 million at June 30, 2000, compared to $436.1 million at year end 1999. Residential mortgage loans increased $14.1 million, from $289.5 million at year end 1999, to $303.6 million at June 30, 2000. Commercial mortgage loans and commercial loans increased $1.0 million and $1.4 million ending the period at $37.9 million and $36.9 million, respectively, at June 30, 2000.

The allowance for loan losses increased from $3.3 million at December 31, 1999, to $3.5 million at June 30, 2000. Nonperforming loans remained constant at $2.9 million. The percentage of nonperforming loans to total loans decreased from
 .67% at December 31, 1999, to .63% at June 30, 2000. Residential mortgage loans represented 40.6% of total nonperforming loans at June 30, 2000, while commercial mortgages represented 21.7% and consumer and commercial loans represented 24.8% and 12.9%, respectively.

Total securities increased slightly, from $117.0 million at year end 1999 to $117.9 million at June 30, 2000. Securities available for sale decreased to $65.3 million at June 30, 2000, from $65.8 million at December 31, 1999, while in the same period securities held to maturity increased from $51.1 million to $52.6 million. Holdings of U.S. Government Agency securities and state and municipal obligations increased, while holdings of U.S. Government securities and mortgage-backed securities declined compared to year end 1999.

Total deposits increased $11.1 million, or 2.4%, to $472.2 million at June 30, 2000, compared to $461.1 million at December 31, 1999. The increase in deposits was primarily attributable to continued growth in public deposits which increased $11.0 million, or 19.5%, ending the period at $67.2 million. Money market, demand and time deposits increased $1.0 million, $6.3 million and $3.1 million respectively from year end 1999 to June 30, 2000.

Borrowings at June 30, 2000 were $100.6 million compared to $92.5 million at December 31, 1999. Term advances from the Federal Home Loan Bank ("FHLB") decreased $4.0 million, while advances against overnight lines of credit with the FHLB increased $11.1 million. Borrowings represented 16.4% of total assets at June 30, 2000, compared to 15.5% at year end 1999.

At June 30, 2000, Iroquois had total shareholders' equity of $40.0 million, compared to $38.9 million at December 31, 1999. The Company's regulatory Tier 1 capital to average assets ratio increased from 6.35% at December 31, 1999 to 6.53% at June 30, 2000. The Company's ratio of Tier 1 Capital to risk weighted assets increased from 10.59% to 10.73% during the same period. As of June 30, 2000, the capital ratios of Iroquois and both of its banking subsidiaries continued to exceed the capital requirements for classification as "well capitalized" under applicable regulatory provisions.

At June 30, 2000, the Company held securities maturing in one year or less (excluding estimated payments from amortizing securities) of $23.5 million, compared to $25.6 million at December 31, 1999. The Company considers its current level of liquidity along with other available sources of funds as both sufficient and within acceptable ranges.

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

     A simulation model is the primary tool used to assess the impact of changes in interest rates on net interest income. The Company also uses a net portfolio value ("NPV") analysis as another means of measuring and monitoring its interest rate risk, and in addition also uses a cumulative gap analysis to measure interest rate sensitivity. The Company establishes guidelines to monitor the results to ensure interest rate risk is limited within acceptable levels. At June 30, 2000, the Company's interest rate risk as measured by the above mentioned analyses was within established guidelines.

     The table below sets forth at June 30, 2000 the analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the interest rate yield curve. The NPV represents the difference between the present value of the Company's liabilities and the present value of the expected cash flows from its assets. For purposes of the NPV table, assumptions similar to those used in the 1999 Annual Report, adjusted to reflect current market conditions, were used.

     NET PORTFOLIO VALUE ANALYSIS at June 30, 2000
     ($ in thousands)

       Changes in interest                  Estimated                    Change in NPV
       rate (basis points)                     NPV                       Amount      %
     ----------------------                ------------               ---------------------
              +200                           $46,353                    (13,307)  (22.3)
              +100                            53,284                     (6,376)  (10.7)
                 0                            59,660                         --      --
              -100                            65,348                      5,688     9.5
              -200                            69,767                     10,107    16.9

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

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 27, 2000

         (b) At the Annual Meeting, three directors were elected to three year terms: Brian D. Baird, John Bisgrove, Jr., Richard D. Callahan

         (c) On the proposal for the election of the two directors, the following votes were cast:
                                             For       Withheld
                                             ---       --------
                    Brian D. Baird         1,900,733     62,287
                    John Bisgrove, Jr.     1,869,683     93,037
                    Richard D. Callahan    1,858,711    104,008

               On the proposal to approve the selection of KPMG LLP as independent auditors, the following votes were cast:

                         For         Against    Abstain
                         ---         -------    -------
                      1,902,712       48,588     11,389

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits
               Number  Description
               ------  -----------
               11      Statement Regarding Computation of Earnings per Common
                       Share
               27      Financial Data Schedule

         b) Reports on Form 8-K

               The Company filed on April 6, 2000, a Current Report on Form 8-K, which disclosed that it had entered into an Agreement and Plan of Merger with First Niagara Financial Group, Inc. (formerly Niagara Bancorp, Inc.) and Niagara Merger Corp. dated March 26, 2000. Such Current Report included copies of the Agreement and Plan of Merger dated March 26, 2000, the Stock Option Agreement also dated March 26, 2000, and the form of letter voting agreement as an Item 7 exhibit.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Iroquois Bancorp, Inc.
                                    Registrant



Date:  July 31, 2000                     /s/ Richard D. Callahan
                                    -------------------------------

                                    Richard D. Callahan
                                    President & CEO



Date:  July 31, 2000                     /s/ Marianne R. O'Connor
                                    -------------------------------

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